Form 10-Q
period 2024-01-31
Naploy Corp.
filed 2024-02-22
CIK 1978111

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2024

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Registration No. 333-274889

NAPLOY CORP.

(Exact name of registrant as specified in its charter)

Wyoming	35-2809754	8000
State or Other Jurisdiction of	IRS Employer	Primary Standard Industrial
Incorporation or Organization	Identification Number	Classification Code Number

95 Lias Estate Kafe district Abuja,

FCT 900108 Nigeria

Telephone: +13072133163

Email: naploy.corp@tutanota.com

(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,000,000 common shares issued and outstanding as of February 22, 2024.

NAPLOY CORP.

QUARTERLY REPORT ON FORM 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim financial statements of Naploy Corp. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.

The interim financial statements are condensed and should be read in conjunction with the company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

NAPLOY CORP.

BALANCE SHEET

	January 31, 2024 (unaudited)	From April 6, 2023 (Inception) to July 31, 2023
ASSETS

Cash	$743	$895
Total Current Assets	743	895

Intangible Assets, Net	40,125	44,625
Total Assets	$40,868	$45,520

LIABILITIES

Accounts Payable – Related Party	$56,100	$26,000
Accounts Payable	–	25,700
Total Current Liabilities	56,100	51,700

Common stock, $0.0001 par value, 75,000,000 shares authorized; 2,000,000 shares issued and outstanding	200	200
Accumulated deficit	(15,432)	(6,380)
Total Stockholders’ Equity	(15,232)	(6,180)

Total Liabilities and Stockholders’ Equity	$40,868	$45,520

The accompanying notes are an integral part of these unaudited financial statements.

NAPLOY CORP.

STATEMENT OF OPERATIONS

	Three months ended January 31, 2024 (unaudited)	Three months ended January 31, 2023 (unaudited)	Six months ended January 31, 2024 (unaudited)	Six months ended January 31, 2023 (unaudited)

REVENUES	$–	$–	$–	$–

OPERATING EXPENSES
Depreciation Expense	2,250	–	4,500	–
General and Administrative Expenses	1	–	34	–
Professional Fees	3,768	–	4,518	–
TOTAL OPERATING EXPENSES	(6,019)	–	(9,052)	–

NET INCOME (LOSS) FROM OPERATIONS	(6,019)	–	(9,052)	–

PROVISION FOR INCOME TAXES	–	–	–	–

NET INCOME (LOSS)	$(6,019)	$–	$(9,052)	$–

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$–	$(0.00)	$–

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,000,000	–	2,000,000	–

The accompanying notes are an integral part of these unaudited financial statements.

NAPLOY CORP.

STATEMENT OF STOCKHOLDER’S EQUITY

Three and six months ended January 31, 2024 and 2023 (Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Balance, October 31, 2023	2,000,000	$200	$–	$(9,413)	$(9,213)

Net loss for the three months ended January 31, 2024	–	–	–	(6,019)	(6,019)

Balance, January 31, 2024	2,000,000	$200	$–	$(15,432)	$(15,232)

Balance, October 31, 2022	–	$–	$–	$–	$–

Net loss for the three months ended January 31, 2023	–	–	–	–	–

Balance, January 31, 2023	–	$–	$–	$–	$–

Balance, July 31, 2023	2,000,000	$200	$–	$(6,380)	$(6,180)

Net loss for the six months ended January 31, 2024	–	–	–	(9,052)	(9,052)

Balance, January 31, 2024	2,000,000	$200	$–	$(15,432)	$(15,232)

Balance, July 31, 2022	–	$–	$–	$–	$–

Net loss for the six months ended January 31, 2023	–	–	–	–	–

Balance, January 31, 2023	–	$–	$–	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

NAPLOY CORP.

STATEMENT OF CASH FLOWS

	Six months ended January 31, 2024 (unaudited)	Six months ended January 31, 2023 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,052)	$–
Depreciation Expense	4,500	–
Accounts Payable	(5,700)	–
CASH FLOWS USED IN OPERATING ACTIVITIES	(10,252)	–

CASH FLOWS FROM INVESTING ACTIVITIES
Mobile Application and Website Acquisition	(20,000)	–
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	(20,000)	–

CASH FLOWS FROM FINANCING ACTIVITIES
Accounts Payable -Related Party Loans	30,100	–
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	30,100	–

Net increase in cash and equivalents	(152)	–
Cash and equivalents at beginning of the period	895	–
Cash and equivalents at end of the period	$743	$–

Supplemental cash flow information:

Non-cash investing and financing activity:
Mobile Application and Website Acquisition	$(20,000)	$–

Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

NAPLOY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SIX MONTHS ENDED JANUARY 31, 2024 AND 2023

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Naploy Corp. (referred as the “Company”, “we”, “our”) was incorporated in the State of Wyoming and established on April 6, 2023. Our primary focus is on launching a news blog that provides the latest updates on health-related topics, including but not limited to medical breakthroughs, healthy lifestyle tips, and updates on healthcare policies.

NOTE 2 – GOING CONCERN

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $15,432 at January 31, 2024, a net loss of $9,052 for the six months ended January 31, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management intends to raise additional funds by way of a private or public offering. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The Company’s year-end is July 31.

Interim Financial Statements

The unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the SEC for the year ended July 31, 2023.

Development Stage Company

The Company is a development stage company as defined in ASC 915 “Development Stage Entities”. The Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since Inception has been considered as part of the Company's development stage activities.

The Company has elected to adopt application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. Upon adoption, the Company no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

Our cash is held in a Wise electronic money account. In accordance with ASC 230-10-20, Statement of Cash Flows, the Company has determined that the cash held in the Wise electronic money account should be classified as cash because it is readily available for the payment of obligations, and free from any contractual restriction that limits its use.

Our Company holds its cash and cash equivalents in accounts with Wise, a financial technology company specializing in international money transfers. It is important to note that Wise is not a bank, but rather a licensed and regulated financial services provider.

Wise operates under regulatory frameworks and is subject to oversight by various financial regulatory authorities. While it provides services that are similar to traditional banks, it does not operate as a traditional bank and is not a member of the Federal Deposit Insurance Corporation (FDIC).

Investors should be aware that, unlike traditional banks covered by the FDIC, Wise accounts do not offer deposit insurance. The absence of FDIC coverage means that the funds held in Wise accounts are not protected up to the standard FDIC-insured limit.

Our cash is held exclusively in a Wise electronic money account. Funds held in Wise accounts are not insured by the Federal Deposit Insurance Corporation (FDIC) or any other deposit protection scheme.

Over 99% of Wise's funds are held in cash with these banks (GOLDMAN SACHS BANK USA, JPMORGAN CHASE BANK, N.A., WELLS FARGO BANK, N.A., US Government bonds) as well as in secure liquid assets such as EU, UK and US Government bonds in order to diversify risk and maximise liquidity. Wise takes this approach to make sure the money is highly liquid and therefore always available to clients.

Our choice to utilize Wise aligns with our commitment to leveraging innovative and efficient financial services while remaining transparent about the associated regulatory and insurance considerations.

As the company is incorporated in and under the laws of the United States, we are considered as the American customer of Wise and fall under the jurisdiction of the agreement for the USA customers.

Fair Value of Financial Instruments

AS topic 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

Foreign Currency

The Company’s functional and reporting currency is the U.S. dollar. Transactions may occur in foreign currencies and management follows ASC 830, “Foreign Currency Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the Statement of Operations. Naploy Corp. has no subsidiaries located outside the United States.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

As of January 31, 2024 and July 31, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

NOTE 4 – INTANGIBLE ASSETS

The Company follows the provisions of ASC Subtopic 350-40, Internal-Use Software-Computer Software Developed or Obtained for Internal Use, which requires assets to be recorded at the cost to develop the asset and requires an intangible asset to be amortized over its useful life.

In June 2023 the Company acquired mobile application and website for $45,000, which is being amortized over a five-year life. The accumulated amortization was $4,875 and $375 as of January 31, 2024 and July 31, 2023, respectively.

NOTE 5 – LOAN FROM RELATED PARTY

As of January 31, 2024, the Company had a loan outstanding with a related party: Mr. Rafael Angel Ulloa Bonilla, our Director, who has given us a loan in the amount of $56,100 for the Company’s working capital purposes. The amount is outstanding and payable upon request.

NOTE 6 – COMMON STOCK

On April 6, 2023, the Company issued 2,000,000 shares of common stock to the director, Frederick Sidney Reinhard Arnold, at in consideration of $200 at $0.0001 per share to pay partial Incorporation fees expenses.

As of January 31, 2024, the Company had 2,000,000 shares issued and outstanding.

NOTE 7 – INCOME TAXES

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Reform Act”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. As a result of the reduction in the U.S. corporate income tax rate from 34% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax assets.

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

	January 31, 2024	July 31, 2023

Tax benefit (expenses) at U.S. statutory rate	$(3,241)	$(1,340)
Change in valuation allowance	3,241	1,340
Tax benefit (expenses) net	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	January 31, 2024	July 31, 2023

Net operating loss	$(3,241)	$(1,340)
Valuation allowance	3,241	1,340
Deferred tax assets, net	$–	$–

The Company has accumulated approximately $15,432 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2040. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to January 31, 2024 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS

GENERAL

Naploy Corp. was incorporated in the State of Wyoming and established on April 6, 2023. The Company has no revenue and has incurred losses since inception. Our primary focus is on launching a news blog that provides the latest updates on health-related topics, including but not limited to medical breakthroughs, healthy lifestyle tips, and updates on healthcare policies. We have developed a full business plan.

Currently, we have no employees, only our officers and Directors - Mr. Frederick Sidney Reinhard Arnold and Mr. Rafael Angel Ulloa Bonilla. Our executive and business office is located at 95 Lias Estate Kafe district Abuja, FCT 900108 Nigeria, and our telephone number is +13072133163.

The COVID-19 pandemic has had a significant impact on the healthcare industry and has led to changes in the way healthcare services are delivered, including through mobile applications that offer online information help services for finding medical institutions. Here are some ways the pandemic has affected these types of apps:

Increased demand: The pandemic has increased the demand for healthcare services, and many people have turned to mobile apps to find information about medical institutions and services.

Safety concerns: Many people are hesitant to visit medical institutions in person due to safety concerns, and mobile apps that offer information about medical institutions and their safety protocols can help alleviate these concerns.

Our Naploy App is your go-to source for the latest health news and updates. Naploy App offers an article library- News Blog that deals with the most common health topics. Our health blog covers diverse health related concerns such as nutrition and diet, fitness, weight control, diseases, disease management, societal trends affecting health, analysis about health, business of health and health research. The app is available for both Android and iOS mobile operating systems and provides you with quick access to a vast healthcare and medical database. With the " Naploy App," you can stay informed about the latest health news anytime, anywhere. We are dedicated to bringing you high-quality health information and keeping you up-to-date on the latest developments in the world of healthcare.

One of our main App features is Symptom Diagnostic. Symptom Diagnostic is an advanced tool that uses high-grade AI technology to provide diagnoses. Currently, our AI technology is already working, but during the lifetime of the APP it should be refined and improved. To begin, you will have to enter your age and gender, after which you can select or type in your symptoms, intensity and duration. This step is then followed up by some more questions to determine which symptom is bothering you the most and if you are on meds and/or have had any conditions in the past. Thereafter, it will give you a list of possible conditions (about 5, starting with the most likely) which you can then click on and find more details about the disease.

Symptom Diagnostics are an innovative addition to digital health. This tool does not provide medical advice It is intended for informational purposes only. Nevertheless, these services should not be considered as definite diagnostic tools but rather as a guide to point the user towards possible conditions relating to their symptoms. Consulting an actual physician will help you have a more accurate diagnosis and subsequent treatment.

For Naploy App and Symptom Diagnostic feature do not require regulatory approval in the United States, Nigeria or elsewhere because they provide information rather than direct medical advice. For the health app, despite providing useful functionalities, users are strongly encouraged to seek professional medical advice, especially when experiencing severe symptoms. The app's features are intended for informational purposes only and must not replace the guidance of a medical professional in cases of severe symptoms or critical health concerns.

Our “Naploy App” includes a convenient Clinic Search feature that allows clients to contact us and send a request for searching the clinics and proper medical services that suit their needs for a fee. Through this feature, clients can request information about the type of treatment they need, as well as leave their phone number and email. Our team will then contact the client to clarify all the necessary details about their diagnosis and treatment needs. Our expert managers will then provide information about the best medical institutions for the client, including details about the location, clinic licenses, doctors, we will monitor all the reviews and feedbacks and check all the doctors for their professional qualifications. Our clients can expect top-notch customer service, as our managers will communicate with them through phone, email, and messengers according to their preferences. We are dedicated to providing the professional services in searching the best medical institutions, making for the right medical care for our clients. We will make this process much easier and comfortable for clients from our professional website.

In addition, we also offer paid contextual advertising services for medical institutions on our Naploy app's news blog:

–Banner ads

Our banner advertising will consist of static or animated images or media and would be placed in high-visibility areas. Banner advertising is attractive because it can help create medical institutions awareness and generate leads.

–Pop up

Another effective form of our advertising services. Unlike banner ads, the pop-up will appear in the center of the screen, drawing the attention of customers.

By utilizing our advertising services, medical institutions can increase their online presence and reach a wider audience. Our goal is to provide a comprehensive platform for both health news and healthcare advertising, and we believe that this additional feature will be a valuable asset for both our users and medical institutions.

We are offering our services to the clients in Nigeria and then we are going to spread our services in other African countries.

We have purchased the mobile application and website for iOS and Android platforms for total consideration of US $45,000.

Here are some of the technologies that we intend successfully to implement in our mobile application:

- Improvement of the AI technology

- Map View

- Reviews

- Booking Services

- Notifications

- Marketing Opportunities

- Body map symptom checker

- Personal health tracker

- Medicine reminder

- Language translation

Our “Naploy App” is regularly updated with articles written by healthcare professionals and industry experts, ensuring that our clients have access to high-quality and reliable health information. The content provided on our app is primarily sourced from reputable open channels, ensuring credibility and accuracy. In addition to open sources, we curate content from trusted platforms such as https://medicalxpress.com/. All news stories are hand-processed and curated by qualified editors on https://medicalxpress.com/, obviating the problems of feed or bot aggregation. This ensures that high-quality, targeted sci-tech news stories are published on website. It's pertinent to highlight that we do not engage in content licensing agreements as we are utilizing the information from reliable open sources and ensure that our users receive high-quality, updated, and relevant health information through the Naploy app. We believe that our app will not only keep our clients informed but also empower them to take control of their health and make informed decisions about their wellbeing. All our features make our mobile application a comprehensive resource for clients seeking reliable and relevant health information. We intend continuously make improvements, maintenances and expand of our application as well as develop complementary products and services for our consumers. In addition, within two-three years after the success of the Nigerian market, we intend to popularize the application to other African countries, starting with neighboring Benin, Chad, Cameroon and Niger. Furthermore, potential target countries for expansion could encompass regions such as Kenya, South Africa, and Ethiopia. The company intends to evaluate the market readiness and demand within these countries and strategically expand its services to cater to these regions, ensuring the compatibility of the online health platform with the local healthcare landscapes and technological infrastructure.

OUR MOBILE APPLICATION AND THE PROCESS

Currently, we have a mobile application for Android and iOS platforms known as “Naploy App”. Links for the application:

https://play.google.com/store/apps/details?id=naploy.app&hl=uk&gl=US

https://apps.apple.com/us/app/naploy/id6451121811.

Our application is completely operational and ready for use, enabling customers to access and acquire our company's services. However, we plan to further develop and expand the application's functionality by integrating new and beneficial features and systems that will enhance the experience for our potential customers.

The Naploy app was officially launched on the Apple Store and Play Store on July 24, 2023. To date, we have more than 10 active users. We don't have any clients for advertising yet.

The main functionality features and opportunities of currently application with the app and website content are:

News Blog:

–	After entering the app, the person can access our News blog, which covers diverse health-related concerns such as nutrition and diet, fitness, weight control, diseases, disease management, societal trends affecting health, analysis about health, business of health, and health research. Now this feature is already implemented in our app and the website, with the content provided from reputable open channels, ensuring credibility and accuracy. In addition to open sources, we curate content from trusted platforms such as https://medicalxpress.com/.

Symptom Diagnostic:

–	The person can use our advanced Symptom Diagnostic tool, which uses high-grade AI technology to provide diagnoses.
–	They have to enter their age and gender, select or type in their symptoms, intensity and duration, and answer some follow-up questions about their medical history and current condition.
–	Based on the information provided, Symptom Diagnostic will give them a list of possible conditions (about 5, starting with the most likely), which they can click on to find more details about the disease.

This feature is fully functional in our app and the website but users are strongly encouraged to seek professional medical advice, especially when experiencing severe symptoms. The app's features are intended for informational purposes only and must not replace the guidance of a medical professional in cases of severe symptoms or critical health concerns.

Clinic Search:

–	Contact us: The client sends a request to our team through the Clinic Search feature on our "Naploy App" stating the type of treatment they need and leaves their name, phone number, email and location.
–	Clarification: Our team contacts the client to clarify all the necessary details about their diagnosis and treatment needs.
–	Search: Our expert managers search for the best medical institutions that suit the client's needs, including details about the location, clinic licenses, doctors, and ratings of medical institutions for a fee.
–	Quality Check: We monitor all the reviews and feedback and check all the doctors for their professional qualifications to ensure that we only recommend the best medical institutions.
–	Communication: Our managers communicate with clients through phone, email, and messengers according to their preferences to provide top-notch customer service.
–	Recommendations: Our managers provide information about the top 5 medical institutions that suit the client's needs and preferences.
–	Follow-up: We follow up with clients to ensure that they are satisfied with the recommended medical institution and if any further assistance is needed.
–	Convenience: We ensure that the whole process is comfortable and easy for clients through our professional website and mobile application.

To date our directors interact with our potential customers, but we don't have any clients for our clinic search services yet. We are going to hire freelance managers once we have our first client and establish our initial client base. We intend to engage with these managers by formalizing freelance agreements.

Here are some of the technologies that we intend successfully to implement in our mobile application (during 1-18 months):

–	Improvement of the implemented AI technology: The app will provide Implemented AI technology that is in the process of being fully implemented, revision and will undergo continuous refinement and improvement to ensure the highest level of performance.
–	Map View: The app will provide a map view that enables clients to view medical institutions on a map and get directions to the chosen location.
–	Reviews: The app will provide a review section where clients can read reviews of medical institutions left by other users and leave their own reviews.
–	Booking Services: The app will provide booking services, allowing clients to book appointments with medical professionals or reserve hospital rooms.
–	Notifications: The app will send notifications to clients regarding new medical institutions added to the database or promotions and deals available at certain institutions.
–	Marketing Opportunities: The app will offer marketing opportunities for medical institutions, including sponsored listings and targeted advertising.
–	Body map symptom checker: This functionality allows users to select the specific area of their body where they are experiencing symptoms and then select the symptoms, they are experiencing from a list of options associated with that area.
–	Personal health tracker: This feature can help users track their personal health by allowing them to input their health data such as blood pressure, blood sugar, and weight, and keep track of their progress over time. Users can set health goals, receive notifications, and view progress reports.
–	Medicine reminder: The app can also feature a medicine reminder that helps users keep track of their medication schedules. Users can set reminders for when to take their medications and the app will send notifications accordingly.
–	Language translation: The app can also integrate a language translation feature that allows users to translate medical terms, instructions, and prescriptions into their preferred language.

REVENUE

Advertising: The app can feature advertisements from medical institutions, pharmaceutical companies, or other related businesses. The fee for in-app ads can vary based on the size and placement of the ad.

We offer such paid contextual advertising services:

– Banner ads

Our banner advertising will consist of static or animated images or media and would be placed in high-visibility areas. Banner advertising is attractive because it can help create medical institutions awareness and generate leads.

– Pop up

Another effective form of our advertising services. Unlike banner ads, the pop-up will appear in the center of the screen, drawing the attention of customers.

Clinic Search: Clients will be charged a fee for using our Clinic Search feature to find the best medical institutions that suit their needs. The fee will vary depending on the complexity of the search and the level of support required from our team.

In future the additional source of revenue could be through other services:

Subscription Model: We will offer a subscription model for clients who need ongoing support from our team in finding medical institutions for their specific needs. The subscription fee will provide access to our team's expertise and support.

Referral fees: The app can earn referral fees from medical institutions for each new patient that the app directs to them. This could include fees for booking appointments or fees for any services provided by the medical institution. The prices for referral fees can vary depending on the type of service provided and the level of commission offered.

As of the current date, Naploy Corp. does not have any material contracts or letters of intent with medical institutions for referral arrangements. The revenue model relies on potential future collaborations with medical institutions, and we will ensure that any such agreements comply with regulatory requirements.

It's important to note that, at present, there are no regulatory implications to address as we have not yet engaged in formal agreements with medical institutions for referral fees. Any future collaborations will be approached with careful consideration of regulatory compliance to ensure transparency and adherence to applicable standards.

Data analytics: The app can collect and analyze user data to provide insights to healthcare providers and researchers. This could include anonymized data on user demographics, medical conditions, and treatment outcomes. The app can charge fees to healthcare providers and researchers for access to this data. The prices for data analytics can vary depending on the level of access and the type of data provided.

ü	Prices for Services:

Advertising: $0.50-$1.00 per click or monthly advertising $150-$1,000.

Clinic Search: Starting at $50-$500 per search, prices will vary based on the complexity of the search and level of support required.

ü	Prices for Services in future:

Subscription Model: Starting from $70 per month, prices will vary based on the level of support required.

Referral fees: 5%-15% of the total cost of service.

Data analytics: $200-$2,000 per report, depending on the level of detail and analysis provided.

The "Prices for Services" and "Prices for Services in the future" are based on estimated ranges derived from market research, industry benchmarks, and an assessment of the value provided by our services. These figures are not static and may be subject to change based on various factors, including market conditions, service enhancements, and feedback from clients.

COMPETITION

The health app market is highly competitive, with many established players and new entrants vying for a share of the market. Some of the major competitors in the field of health apps include Zocdoc, Healthgrades, and WebMD.

In addition to these major players, there are many other health apps on the market that offer a variety of features. As the demand for health-related apps continues to grow, the competition in this space is likely to remain fierce.

Through our marketing strategy and continuous development of new features, we believe that our mobile app can succeed in the health market.

MARKETING

Marketing and sales strategy are crucial components for the success of any business, including mobile applications. In order to ensure the success of our online health platform, we plan to implement a multi-faceted marketing and sales strategy.

– Digital Marketing:

We will use various digital marketing techniques to reach our target audience, including search engine optimization (SEO), pay-per-click (PPC) advertising, social media marketing, and email marketing. We will use relevant keywords and phrases to optimize our app's visibility on search engines and social media platforms. We will also use targeted email marketing campaigns to promote our app to potential users.

– Content Marketing:

We will develop a content marketing strategy that focuses on creating valuable and informative content related to healthcare, medical institutions, and related topics. This content will be published on our website and social media platforms, and shared with relevant online communities and groups.

– Influencer Marketing:

We will work with healthcare influencers and bloggers to promote our app and reach a wider audience. We will collaborate with influencers to develop content related to our app and its features and encourage them to share their experiences with our app with their followers.

– Partnering with Medical Institutions:

We will partner in future with medical institutions such as hospitals, clinics, and healthcare centers to promote our app to their patients.

– To invite new clients via word-of-mouth referrals.

– To place outdoor display advertisements in public transportation terminals and residential complexes in selected cities.

We are going to spend some part of proceeds on the development of our website and mobile application and extension of functionality in order to attract more potential customers and to make our services more desirable.

EMPLOYEES

We are a development stage company and currently have no employees, other than our officers, Mr. Arnold and Mr. Ulloa Bonilla.

OFFICES

Our corporate headquarters is located at 95 Lias Estate Kafe district Abuja, FCT 900108 Nigeria and our phone number is +13072133163. Further, this space has been provided by our executives Mr. Frederick Sidney Reinhard Arnold and Mr. Rafael Angel Ulloa Bonilla free of cost. We consider our current principal office space arrangement adequate and will reassess our needs based upon the future growth of the company. Further, this space has been provided by our executives Mr. Frederick Sidney Reinhard Arnold and Mr. Rafael Angel Ulloa Bonilla for free.

PATENTS AND TRADEMARK

Currently, we do not own, either legally or beneficially, any patents or trademarks.

GOVERNMENT REGULATION

We will be the subject to applicable laws and regulations that relate directly or indirectly to our operations including United States and Nigeria securities laws. These laws, regulations, and standards govern issues such as worker classification, labor and employment, anti-discrimination, payments, worker confidentiality obligations, product liability, environmental protection, personal injury, text messaging, subscription services, intellectual property, consumer protection and warnings, marketing, taxation, privacy, data security, competition, unionizing and collective action, arbitration agreements and class action waiver provisions, terms of service, mobile application and website accessibility, money transmittal, and background checks. We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to our services in Nigeria and to operation of any facility in any jurisdiction which we would conduct activities.

The healthcare industry in USA are regulated at both the state and federal levels. Our ability to operate profitably will depend in part upon our ability to maintain all necessary licenses if required and to operate in compliance with applicable laws and rules. Those laws and rules continue to evolve. As the applicable laws and rules change, we are likely to make conforming modifications in our business processes from time to time.

Operating in Nigeria involves navigating a distinct regulatory landscape. The National Health Act, Companies and Allied Matters Act (CAMA), and the Nigerian Data Protection Regulation (NDPR) are pivotal legal frameworks shaping our healthcare and technology-related services. Ensuring compliance with these laws underscores our commitment to local regulations, covering areas such as healthcare service delivery, corporate governance, and data protection.

Currently we are in compliance with applicable regulations in Nigeria, including the Nigerian Data Protection Regulation. We believe that government regulation will have no material impact on the way we conduct our business.

LEGAL PROCEEDINGS

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a development stage corporation with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have raised the funds necessary to conduct a marketing program. There is no assurance we will ever generate revenue even if we raised all necessary funds.

To meet our need for cash we are attempting to raise money from this offering. We believe that we will be able to raise enough money through this offering to expand operations but we cannot guarantee that once we expand operations we will stay in business after doing so. If we are unable to successfully find customers we may quickly use up the proceeds from this offering and will need to find alternative sources. In case we need additional financing, our Mr. Ulloa Bonilla agreed to loan us funds to implement our business plan.

RESULTS OF OPERATIONS

We have not generated any revenue since inception on April 6, 2023 to January 31, 2024.

Total expenses for the three months ended January 31, 2024 and 2023, were $6,019 and $0, respectively, which were comprised of depreciation expense ($2,250 as of January 31, 2024 and $0 as of January 31, 2023); general and administrative fees of the Company ($1 as of January 31, 2024 and $0 as of January 31, 2023); and professional fees ($3,768 as of January 31, 2024 and $0 as of January 31, 2023).

Total expenses for the six months ended January 31, 2024 and 2023, were $9,052 and $0, respectively, which were comprised of depreciation expense ($4,500 as of January 31, 2024 and $0 as of January 31, 2023); general and administrative fees of the Company ($34 as of January 31, 2024 and $0 as of January 31, 2023); and professional fees ($4,518 as of January 31, 2024 and $0 as of January 31, 2023).

The Company recorded a net loss of $6,019 and $0 for the three months ended January 31, 2024 and 2023, respectively.

The Company recorded a net loss of $9,052 and $0 for the six months ended January 31, 2024 and 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2024, our total assets were $40,868. Total assets were comprised of $743 in current assets and $40,125 in intangible assets.

As of January 31, 2024, our current liabilities were $56,100 and Stockholders’ equity was $15,232.

CASH FLOWS FROM OPERATING ACTIVITIES

For the six months ended January 31, 2024, net cash flows used in operating activities was $(10,252).

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended January 31, 2024, we have generated $(20,000) in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended January 31, 2024, net cash flows provided by financing activities was $30,100.

Since inception, we have sold 2,000,000 shares of our common stock to our officer and director Frederick Sidney Reinhard Arnold at a price of $0.0001 per share, for aggregate proceeds of $200.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. Our only source for cash at this time is investments by others in this offering. We must raise cash to implement our strategy and stay in business. The amount of the offering will likely allow us to operate for at least one year and have the capital resources required to cover the material costs with becoming a publicly reporting. The company anticipates over the next 12 months the cost of being a reporting public company will be approximately $15,000.

We cannot guarantee that we will be able to sell all the shares offered herein. If we are successful, any money raised will be applied to the items set forth in the Use of Proceeds section of this Prospectus. We will attempt to raise the necessary funds to proceed with all phases of our plan of operation. The sources of funding we may consider to fund this work include a public offering, a private placement of our securities or loans from our directors or others.

As of the date of this Form 10-Q, the current funds available to us are not sufficient to implement our business plan until we raise funds from this offering. In case we need additional financing, our Mr. Ulloa Bonilla agreed to loan us funds to implement our business plan.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

During the quarter ended January 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAPLOY CORP.

Dated: February 22, 2024	By:	/s/ Frederick Sidney Reinhard Arnold
	Name: Title:	Frederick Sidney Reinhard Arnold President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and Director

Dated: February 22, 2024	By:	/s/ Rafael Angel Ulloa Bonilla
	Name:	Rafael Angel Ulloa Bonilla
	Title:	Director

