Form 10-Q
period 2024-04-30
Naploy Corp.
filed 2024-05-20
CIK 1978111

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2024

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,607,563 common shares issued and outstanding as of May 20, 2024.

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

NAPLOY CORP.

BALANCE SHEET

	April 30, 2024 (unaudited)	From April 6, 2023 (Inception) to July 31, 2023 (Audited)
ASSETS

Cash	$8,252	$895
Total Current Assets	8,252	895

Intangible Assets, Net	37,875	44,625
Total Assets	$46,127	$45,520

LIABILITIES & STOCKHOLDERS EQUITY/(DEFICIT)

Accounts Payable – Related Party	$59,759	$26,000
Accounts Payable	–	25,700
Total Current Liabilities	59,759	51,700

Common stock, $0.0001 par value, 75,000,000 shares authorized; 2,387,500 and 2,000,000 shares issued and outstanding as of April 30, 2024, and July 31, 2023, respectively	239	200
Additional Paid in Capital	7,711	–
Accumulated deficit	(21,582)	(6,380)
Total Stockholders’ Deficit	(13,632)	(6,180)

Total Liabilities and Stockholders’ Deficit	$46,127	$45,520

The accompanying notes are an integral part of these unaudited financial statements.

NAPLOY CORP.

STATEMENT OF OPERATIONS

	Three months period ended April 30, 2024 (unaudited)	Three months period ended April 30, 2023 (unaudited)	Nine months period ended April 30, 2024 (unaudited)	Nine months period ended April 30, 2023 (unaudited)

REVENUES	$–	$–	$–	$–

OPERATING EXPENSES
Depreciation Expense	2,250	–	6,750	–
General and Administrative Expenses	52	–	86	–
Professional Fees	3,848	200	8,366	200
TOTAL OPERATING EXPENSES	(6,150)	(200)	(15,202)	(200)

NET INCOME (LOSS) FROM OPERATIONS	(6,150)	(200)	(15,202)	(200)

PROVISION FOR INCOME TAXES	–	–	–	–

NET INCOME (LOSS)	$(6,150)	$(200)	$(15,202)	$(200)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,133,944	2,000,000	2,043,996	2,000,000

The accompanying notes are an integral part of these unaudited financial statements.

NAPLOY CORP.

STATEMENT OF STOCKHOLDER’S EQUITY

Three and nine months ended April 30, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Deficit
Balance, January 31, 2024	2,000,000	$200	$–	$(15,432)	$(15,232)

Shares issued for cash	387,500	39	7,711	–	7,750
Net loss for the three months ended April 30, 2024	–	–	–	(6,150)	(6,150)

Balance, April 30, 2024	2,387,500	$239	$7,711	$(21,582)	$(13,632)

Balance, January 31, 2023	–	$–	$–	$–	$–

Shares issued for cash	2,000,000	200	–	–	200
Net loss for the three months ended April 30, 2023	–	–	–	(200)	(200)

Balance, April 30, 2023	2,000,000	$200	$–	$(200)	$–

Balance, July 31, 2023	2,000,000	$200	$–	$(6,380)	$(6,180)

Shares issued for cash	387,500	39	7,711	–	7,750
Net loss for the nine months ended April 30, 2024	–	–	–	(15,202)	(15,202)

Balance, April 30, 2024	2,387,500	$239	$7,711	$(21,582)	$(13,632)

Balance, July 31, 2022	–	$–	$–	$–	$–

Shares issued for cash	2,000,000	200	–	–	200
Net loss for the nine months ended April 30, 2024	–	–	–	(200)	(200)

Balance, April 30, 2023	2,000,000	$200	$–	$(200)	$–

The accompanying notes are an integral part of these unaudited financial statements.

NAPLOY CORP.

STATEMENT OF CASH FLOWS

	Nine months ended April 30, 2024 (unaudited)	Nine months ended April 30, 2023 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(15,202)	$(200)
Depreciation Expense	6,750	–
Accounts Payable	(5,700)	–
CASH FLOWS USED IN OPERATING ACTIVITIES	(14,152)	(200)

CASH FLOWS FROM INVESTING ACTIVITIES
Mobile Application and Website Acquisition	(20,000)	–
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	(20,000)	–

CASH FLOWS FROM FINANCING ACTIVITIES
Accounts Payable -Related Party Loans	33,759	200
Proceeds from Sale of Common Stock	7,750	–
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	41,509	200

Net increase in cash and equivalents	7,357	–
Cash and equivalents at beginning of the period	895	–
Cash and equivalents at end of the period	$8,252	$–

Supplemental cash flow information:

Non-cash investing and financing activity:
Mobile Application and Website Acquisition	$(20,000)	$–

Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

NAPLOY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NINE MONTHS ENDED APRIL 30, 2024 AND 2023

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

As reflected in the financial statements, the Company had an accumulated deficit of $21,582 at April 30, 2024, a net loss of $15,202 for the nine months ended April 30, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of April 30, 2024 and July 31, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

In June 2023 the Company acquired mobile application and website for $45,000, which is being amortized over a five-year life. The accumulated amortization was $7,125 and $375 as of April 30, 2024 and July 31, 2023, respectively.

NOTE 5 – LOAN FROM RELATED PARTY

As of April 30, 2024, the Company had a loan outstanding with a related party: Mr. Rafael Angel Ulloa Bonilla, our Director, who has given us a loan in the amount of $59,759 for the Company’s working capital purposes. The amount is outstanding and payable upon request.

NOTE 6 – COMMON STOCK

On April 6, 2023, the Company issued 2,000,000 shares of common stock to the director, Frederick Sidney Reinhard Arnold, at in consideration of $200 at $0.0001 per share to pay partial Incorporation fees expenses.

In March 2024 the Company issued 215,000 shares of common stock for cash proceeds of $4,300 at $0.02 per share.

In April 2024 the Company issued 172,500 shares of common stock for cash proceeds of $3,450 at $0.02 per share.

As of April 30, 2024, the Company had 2,387,500 shares issued and outstanding.

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

	April 30, 2024	July 31, 2023

Tax benefit (expenses) at U.S. statutory rate	$(4,532)	$(1,340)
Change in valuation allowance	4,532	1,340
Tax benefit (expenses) net	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	April 30, 2024	July 31, 2023

Net operating loss	$(4,532)	$(1,340)
Valuation allowance	4,532	1,340
Deferred tax assets, net	$–	$–

The Company has accumulated approximately $21,582 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2040. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to April 30, 2024 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those described below.

For the period from May 1 through May 14, 2024, the Company issued 220,063 shares of common stock for cash proceeds of $4,401 at a price of $0.02 per share.

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

•	Prices for Services:

Advertising: $0.50-$1.00 per click or monthly advertising $150-$1,000.

Clinic Search: Starting at $50-$500 per search, prices will vary based on the complexity of the search and level of support required.

•	Prices for Services in future:

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

RESULTS OF OPERATIONS

We have not generated any revenue since inception on April 6, 2023 to April 30, 2024.

Total expenses for the three months ended April 30, 2024 and 2023, were $6,150 and $200, respectively, which were comprised of depreciation expense ($2,250 as of April 30, 2024 and $0 as of April 30, 2023); general and administrative fees of the Company ($52 as of April 30, 2024 and $0 as of April 30, 2023); and professional fees ($3,848 as of April 30, 2024 and $200 as of April 30, 2023).

Total expenses for the nine months ended April 30, 2024 and 2023, were $15,202 and $200, respectively, which were comprised of depreciation expense ($6,750 as of April 30, 2024 and $0 as of April 30, 2023); general and administrative fees of the Company ($86 as of April 30, 2024 and $0 as of April 30, 2023); and professional fees ($8,366 as of April 30, 2024 and $200 as of April 30, 2023).

The Company recorded a net loss of $6,150 and $200 for the three months ended April 30, 2024 and 2023, respectively.

The Company recorded a net loss of $15,202 and $200 for the nine months ended April 30, 2024 and 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2024, our total assets were $46,127. Total assets were comprised of $8,252 in current assets and $37,875 in intangible assets.

As of April 30, 2024, our current liabilities were $59,759 and Stockholders’ equity was $13,632.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine months ended April 30, 2024, net cash flows used in operating activities was $(14,152).

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended April 30, 2024, we have generated $(20,000) in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended April 30, 2024, net cash flows provided by financing activities was $41,509.

Since inception, we have sold 2,000,000 shares of our common stock to our officer and director Frederick Sidney Reinhard Arnold at a price of $0.0001 per share, for aggregate proceeds of $200 and 387,500 shares to our shareholders at a price of $0.02 per share, for aggregate proceeds of $7,750.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the quarter ended April 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAPLOY CORP.

Dated: May 20, 2024	By:	/s/ Frederick Sidney Reinhard Arnold
	Name: Title:	Frederick Sidney Reinhard Arnold President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and Director

Dated: May 20, 2024	By:	/s/ Rafael Angel Ulloa Bonilla
	Name:	Rafael Angel Ulloa Bonilla
	Title:	Director

