Form 10-K
period 2024-07-31
Naploy Corp.
filed 2024-10-09
CIK 1978111

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2024

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

95 Lias Estate Kafe district Abuja,

FCT 900108 Nigeria

Telephone: +13072133163

Email: naploy.corp@tutanota.com

(Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered under Section 12(g) of the Exchange Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐       No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐       No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,803,370 common shares issued and outstanding as of October 9, 2024.

i

PART I

ITEM 1. BUSINESS.

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

For Naploy App and Symptom Diagnostic feature do not require regulatory approval in the United States, Nigeria or elsewhere because they provide information rather than direct medical advice. For the health app, despite providing useful functionalities, users are strongly encouraged to seek professional medical advice, especially when experiencing severe symptoms. The app’s features are intended for informational purposes only and must not replace the guidance of a medical professional in cases of severe symptoms or critical health concerns.

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

In addition, we also offer paid contextual advertising services for medical institutions on our Naploy app’s news blog:

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

Here are some of the technologies that we intend successfully to implement in our mobile application:

- Improvement of the AI technology

- Map View

- Reviews

- Booking Services

- Notifications

- Marketing Opportunities

- Body map symptom checker

- Personal health tracker

- Medicine reminder

- Language translation

Our “Naploy App” is regularly updated with articles written by healthcare professionals and industry experts, ensuring that our clients have access to high-quality and reliable health information. The content provided on our app is primarily sourced from reputable open channels, ensuring credibility and accuracy. In addition to open sources, we curate content from trusted platforms such as https://medicalxpress.com/. All news stories are hand-processed and curated by qualified editors on https://medicalxpress.com/, obviating the problems of feed or bot aggregation. This ensures that high-quality, targeted sci-tech news stories are published on website. It’s pertinent to highlight that we do not engage in content licensing agreements as we are utilizing the information from reliable open sources and ensure that our users receive high-quality, updated, and relevant health information through the Naploy app. We believe that our app will not only keep our clients informed but also empower them to take control of their health and make informed decisions about their wellbeing. All our features make our mobile application a comprehensive resource for clients seeking reliable and relevant health information. We intend continuously make improvements, maintenances and expand of our application as well as develop complementary products and services for our consumers. In addition, within two-three years after the success of the Nigerian market, we intend to popularize the application to other African countries, starting with neighboring Benin, Chad, Cameroon and Niger. Furthermore, potential target countries for expansion could encompass regions such as Kenya, South Africa, and Ethiopia. The company intends to evaluate the market readiness and demand within these countries and strategically expand its services to cater to these regions, ensuring the compatibility of the online health platform with the local healthcare landscapes and technological infrastructure.

OUR MOBILE APPLICATION AND THE PROCESS

Currently, we have a mobile application for Android and iOS platforms known as “Naploy App”. Links for the application:

https://play.google.com/store/apps/details?id=naploy.app&hl=uk&gl=US

https://apps.apple.com/us/app/naploy/id6451121811.

Our application is completely operational and ready for use, enabling customers to access and acquire our company’s services. However, we plan to further develop and expand the application’s functionality by integrating new and beneficial features and systems that will enhance the experience for our potential customers.

The Naploy app was officially launched on the Apple Store and Play Store on July 24, 2023. To date, we have more than 10 active users. We don’t have any clients for advertising yet.

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

This feature is fully functional in our app and the website but users are strongly encouraged to seek professional medical advice, especially when experiencing severe symptoms. The app’s features are intended for informational purposes only and must not replace the guidance of a medical professional in cases of severe symptoms or critical health concerns.

Clinic Search:

–	Contact us: The client sends a request to our team through the Clinic Search feature on our "Naploy App" stating the type of treatment they need and leaves their name, phone number, email and location.
–	Clarification: Our team contacts the client to clarify all the necessary details about their diagnosis and treatment needs.
–	Search: Our expert managers search for the best medical institutions that suit the client’s needs, including details about the location, clinic licenses, doctors, and ratings of medical institutions for a fee.
–	Quality Check: We monitor all the reviews and feedback and check all the doctors for their professional qualifications to ensure that we only recommend the best medical institutions.
–	Communication: Our managers communicate with clients through phone, email, and messengers according to their preferences to provide top-notch customer service.
–	Recommendations: Our managers provide information about the top 5 medical institutions that suit the client’s needs and preferences.
–	Follow-up: We follow up with clients to ensure that they are satisfied with the recommended medical institution and if any further assistance is needed.
–	Convenience: We ensure that the whole process is comfortable and easy for clients through our professional website and mobile application.

To date our directors interact with our potential customers, but we don’t have any clients for our clinic search services yet. We are going to hire freelance managers once we have our first client and establish our initial client base. We intend to engage with these managers by formalizing freelance agreements.

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

In future the additional source of revenue could be through other services:

Subscription Model: We will offer a subscription model for clients who need ongoing support from our team in finding medical institutions for their specific needs. The subscription fee will provide access to our team’s expertise and support.

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

It’s important to note that, at present, there are no regulatory implications to address as we have not yet engaged in formal agreements with medical institutions for referral fees. Any future collaborations will be approached with careful consideration of regulatory compliance to ensure transparency and adherence to applicable standards.

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

✓	Prices for Services:

Advertising: $0.50-$1.00 per click or monthly advertising $150-$1,000.

Clinic Search: Starting at $50-$500 per search, prices will vary based on the complexity of the search and level of support required.

✓	Prices for Services in future:

Subscription Model: Starting from $70 per month, prices will vary based on the level of support required.

Referral fees: 5%-15% of the total cost of service.

Data analytics: $200-$2,000 per report, depending on the level of detail and analysis provided.

The “Prices for Services” and “Prices for Services in the future” are based on estimated ranges derived from market research, industry benchmarks, and an assessment of the value provided by our services. These figures are not static and may be subject to change based on various factors, including market conditions, service enhancements, and feedback from clients.

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

– Digital Marketing:

We will use various digital marketing techniques to reach our target audience, including search engine optimization (SEO), pay-per-click (PPC) advertising, social media marketing, and email marketing. We will use relevant keywords and phrases to optimize our app’s visibility on search engines and social media platforms. We will also use targeted email marketing campaigns to promote our app to potential users.

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

Item 1A. Risk Factors.

Not applicable for smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable for smaller reporting companies.

Item 1C. Cybersecurity.

None

ITEM 2. PROPERTIES.

We do not own any real estate or other properties.

ITEM 3. LEGAL PROCEEDINGS.

We are not involved in any pending legal proceeding nor are we aware of any pending or threatened litigation against us.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of July 31, 2024, no shares of our common stock are traded.

Number of Holders

As of July 31, 2024, the 3,734,620 issued and outstanding shares of common stock were held by a total of 50 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended July 31, 2024 and 2023.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS

We have not generated any revenue since inception on April 6, 2023 to July 31, 2024.

Total expenses for the years ended July 31, 2024 and 2023, were $20,301 and $6,380, respectively, which were comprised of amortization expense ($9,000 - July 31, 2024 and $375 - July 31, 2023); general and administrative fees of the Company ($273 – July 31, 2024 and $105 - July 31, 2023); and professional fees ($11,028 - July 31, 2024 and $5,900 - July 31, 2023).

The Company recorded a net loss of $20,301 and $6,380 for the years ended July 31, 2024 and 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2024, our total assets were $67,970. Total assets were comprised of $32,345 in current assets and $35,625 in intangible assets.

As of July 31, 2024, our current liabilities were $59,759 and Stockholders’ equity was $8,211.

CASH FLOWS FROM OPERATING ACTIVITIES

For the year ended July 31, 2024, net cash flows used in operating activities was $(17,001).

CASH FLOWS FROM INVESTING ACTIVITIES

For the year ended July 31, 2024, we have generated $(20,000) in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the year ended July 31, 2024, net cash flows provided by financing activities was $32,345.

Critical Accounting Policies and Significant Judgments and Estimates

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

Limited Operating History and Need for Additional Capital

Our company was incorporated on April 6, 2023; we have not yet realized any revenues. We have no operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the initial start-up of our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of our shares.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NAPLOY CORP.

JULY 31, 2024

Report of the Independent Registered Public Accounting Firm

To the shareholders and the board of directors of

Naploy Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Naploy Corp as of July 31, 2024, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2024, and the results of its operations and its cash flows for the year ended July 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern as disclosed in Note 2 to the financial statement, the Company have accumulated deficit of $(26,681) and a negative working capital of $(27,414) as of July 31, 2024. These factors raise substantial doubt about the Company ability to continue as a going concern, the continuation of the Company as a going concern through December 31, 2023, is dependent upon improving the profitability and the continuing financial support from its stockholders and lenders. Management believes the existing shareholders or external fund providers will provide additional cash to meet the Company’s obligations as they become due.

These financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Going Concern Uncertainty – See also Going Concern Uncertainty explanatory paragraph above

As described further in Note 2 to the financial statements, the Company has suffered recurring losses from operations and does not have an established source of revenues sufficient to cover its operating costs. The ability of the Company to continue as a going concern is dependent on executing its business plan and ultimately to attain profitable operations. Accordingly, the Company has determined that these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets.

However, the Company has not concluded that these plans alleviate the substantial doubt related to its ability to continue as a going concern.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s available capital and the risk of bias in management’s judgments and assumptions in their determination. Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

•	We performed testing procedures such as analytical procedures to identify conditions and events that indicate that there could be substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.
•	We reviewed and evaluated management’s plans for dealing with adverse effects of these conditions and events.
•	We inquired of Company management and reviewed company records to assess whether there are additional factors that contribute to the uncertainties disclosed.
•	We assessed whether the Company’s determination that there is substantial doubt about its ability to continue as a going concern was adequately disclosed.

/s/ Boladale Lawal

Boladale Lawal & CO (PCAOB ID 6993)

We have served as the Company’s auditor since 2024

Lagos, Nigeria

October 1, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of Naploy Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Naploy Corp. (the Company) as of July 31, 2023, and the related statements of operations, stockholders’ equity, and cash flows for the period ended July 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2023, and the results of its operations and its cash flows for the period ended July 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered a loss from operations of US$6,380 and has a net capital deficiency of US$6,180 that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The Critical Audit Matter is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates. We determined that there are no critical audit matters.

/s/ MAINOR AUDIT JA PARTNERID OÜ

We have served as the Company’s auditor since 2023.

MAINOR AUDIT JA PARTNERID OÜ.

Kadaka pst 85a, Tallinn, Harju maakond 10922 PCAOB ID Number 2333

/s/ MAINOR AUDIT JA PARTNERID OÜ.

Tallinn, Estonia September 28, 2023

NAPLOY CORP.

BALANCE SHEET

	As of July 31, 2024 (Audited)	From April 6, 2023 (Inception) to July 31, 2023 (Audited)
ASSETS

Cash	$32,345	$895
Total Current Assets	32,345	895

Intangible Assets, Net	35,625	44,625
Total Assets	$67,970	$45,520

LIABILITIES & STOCKHOLDERS EQUITY/(DEFICIT)

Accounts Payable – Related Party	$59,759	$26,000
Accounts Payable	–	25,700
Total Current Liabilities	59,759	51,700

Common stock, $0.0001 par value, 75,000,000 shares authorized; 3,734,620 and 2,000,000 shares issued and outstanding as of July 31, 2024, and 2023, respectively	373	200
Additional Paid in Capital	34,519	–
Accumulated deficit	(26,681)	(6,380)
Total Stockholders’ Deficit	8,211	(6,180)

Total Liabilities and Stockholders’ Deficit	$67,970	$45,520

The accompanying notes are an integral part of these financial statements.

NAPLOY CORP.

STATEMENT OF OPERATIONS

	Year ended July 31, 2024	From April 6, 2023 (Inception) to July 31, 2023

REVENUES	$–	$–

OPERATING EXPENSES
Depreciation Expense	9,000	375
General and Administrative Expenses	273	105
Professional Fees	11,028	5,900
TOTAL OPERATING EXPENSES	(20,301)	(6,380)

NET INCOME (LOSS) FROM OPERATIONS	(20,301)	(6,380)

PROVISION FOR INCOME TAXES	–	–

NET INCOME (LOSS)	$(20,301)	$(6,380)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,321,415	2,000,000

The accompanying notes are an integral part of these financial statements.

NAPLOY CORP.

STATEMENT OF STOCKHOLDER’S EQUITY

Year ended July 31, 2024 and Period from April 6, 2023 (Inception) to July 31, 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, July 31, 2023	2,000,000	$200	$–	$(6,380)	$(6,180)

Shares issued for cash	1,734,620	173	34,519	–	34,692
Net loss for the year ended July 31, 2024	–	–	–	(20,301)	(20,301)

Balance, July 31, 2024	3,734,620	$373	$34,519	$(26,681)	$8,211

Inception, April 6, 2023	–	$–	$–	$–	$–

Shares issued for cash	2,000,000	200	–	–	200
Net loss for the year ended July 31, 2023	–	–	–	(6,380)	(6,380)

Balance, July 31, 2023	2,000,000	$200	$–	$(6,380)	$(6,180)

The accompanying notes are an integral part of these financial statements.

NAPLOY CORP.

STATEMENT OF CASH FLOWS

	Year ended July 31, 2024	From April 6, 2023 (Inception) to July 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(20,301)	$(6,380)
Amortization Expense	9,000	375
Accounts Payable	(5,700)	5,700
CASH FLOWS USED IN OPERATING ACTIVITIES	(17,001)	(305)

CASH FLOWS FROM INVESTING ACTIVITIES
Mobile Application and Website Acquisition	(20,000)	(25,000)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	(20,000)	(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Accounts Payable - Related Party Loans	33,759	26,000
Proceeds from Sale of Common Stock	34,692	200
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	68,451	26,200

Net increase in cash and equivalents	31,450	895
Cash and equivalents at beginning of the period	895	–
Cash and equivalents at end of the period	$32,345	$895

Supplemental cash flow information:

Non-cash investing and financing activity:
Mobile Application and Website Acquisition	$(20,000)	$20,000

Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

NAPLOY CORP.

NOTES TO THE FINANCIAL STATEMENTS

YEAR ENDED JULY 31, 2024 AND PERIOD SINCE INCEPTION ON APRIL 6, 2023 TO JULY 31, 2023

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

As reflected in the financial statements, the Company had an accumulated deficit of $26,681 at July 31, 2024, a net loss of $20,301 for the year ended July 31, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s year-end is July 31.

Development Stage Company

The Company is a development stage company as defined in ASC 915 “Development Stage Entities”. The Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since Inception has been considered as part of the Company’s development stage activities.

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

Over 99% of Wise’s funds are held in cash with these banks (GOLDMAN SACHS BANK USA, JPMORGAN CHASE BANK, N.A., WELLS FARGO BANK, N.A., US Government bonds) as well as in secure liquid assets such as EU, UK and US Government bonds in order to diversify risk and maximise liquidity. Wise takes this approach to make sure the money is highly liquid and therefore always available to clients.

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

As of July 31, 2024 and 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

In June 2023 the Company acquired mobile application and website for $45,000, which is being amortized over a five-year life. The accumulated amortization was $9,375 and $375 as of July 31, 2024 and 2023, respectively.

NOTE 5 – LOAN FROM RELATED PARTY

As of July 31, 2024, the Company had a loan outstanding with a related party: Mr. Rafael Angel Ulloa Bonilla, our Director, who has given us a loan in the amount of $59,759 for the Company’s working capital purposes. The amount is outstanding and payable upon request.

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

In May 2024 the Company issued 547,844 shares of common stock for cash proceeds of $10,957 at $0.02 per share.

In June 2024 the Company issued 476,776 shares of common stock for cash proceeds of $9,535 at $0.02 per share.

In July 2024 the Company issued 322,500 shares of common stock for cash proceeds of $6,450 at $0.02 per share.

As of July 31, 2024, the Company had 3,734,620 shares issued and outstanding.

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

	July 31, 2024	July 31, 2023

Tax benefit (expenses) at U.S. statutory rate	$(5,603)	$(1,340)
Change in valuation allowance	5,603	1,340
Tax benefit (expenses) net	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

Schedule of deferred tax assets	July 31, 2024	July 31, 2023

Net operating loss	$(5,603)	$(1,340)
Valuation allowance	5,603	1,340
Deferred tax assets, net	$–	$–

The Company has accumulated approximately $26,681 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2040. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to July 31, 2024 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those described below.

For the period from August 1 through October 03, 2024, the Company issued 68,750 shares of common stock for cash proceeds of $1,375 at a price of $0.02 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 10, 2024, BFBorgers CPA PC resigned as the independent accounting firm of Naploy Corp. (the “Company”) and On May 13, 2024, the Audit Committee and the Board of Directors of the Company appointed Boladale Lawal & Co. as its new independent registered public accounting firm to audit and review the Company’s financial statements.

There was no disagreement on accounting treatment and disclosures.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer at the time, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2024, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2024, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	The Company does not have an adequate internal control structure or adequate oversight over financial reporting – The Company has only one member of management whom is also the Company’s sole director, therefore the Company lacks adequate segregation of duties. Further, the Company currently has no Audit Committee. While not being legally obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities. Lastly, due to the minimal operations and small size of the Company we have not employed individuals that have the necessary accounting knowledge and expertise to ensure accurate financial reporting under US GAAP.

2.	The Company lacks appropriate information technology controls – As of July 31, 2024, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2024, based on criteria established in Internal Control- Integrated Framework issued by COSO in 2013.

System of Internal Control over Financial Reporting

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

On July 31, 2024, under the supervision and with the participation of our management at the time, an evaluation was conducted of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the annual period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the year ended July 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS

Our executive officers and directors, their names, age, and positions as of the date of this prospectus are as follows:

Name and Address	Age	Position(s)
Frederick Sidney Reinhard Arnold	38	President,
95 Lias Estate Kafe district Abuja,		Chief Financial Officer,
FCT 900108		Chief Executive Officer,
Nigeria		Director

Name and Address	Age	Position(s)
Rafael Angel Ulloa Bonilla	74	Director
95 Lias Estate Kafe district Abuja,
FCT 900108
Nigeria

Frederick Sidney Reinhard Arnold and Rafael Angel Ulloa Bonilla have been holding the above stated positions since the inception of the Company and the appointment on May 22, 2023, respectively. They are expected to hold them until the next annual meeting of our stockholders. Thereby, Mr. Frederick Sidney Reinhard Arnold and Mr. Rafael Angel Ulloa Bonilla are currently the Officers/Directors and control persons of Naploy Corp.

BACKGROUND INFORMATION ABOUT OUR OFFICERS AND DIRECTORS

Frederick Sidney Reinhard Arnold, Age 38

Mr. Frederick Sidney Reinhard Arnold has served as the Company’s President, Chief Executive Officer, Secretary, Treasurer and a Director since its incorporation on April 6, 2023.

Frederick Sidney Reinhard Arnold, age 37, is entrepreneur and investor. He has been self-employed for the past 5 years, managing several successful businesses in various industries, including technology sector. He is known for his innovative thinking, strategic planning, and exceptional leadership skills. Mr. Arnold has experience of supervising startup projects, participating in business planning courses, and demonstrating a strong commitment to excellence. From 2016 to 2017, Mr. Arnold supervised at the startup company Konlinora Ltd. His approach involved not only imparting knowledge in the field of business management, but also identifying and engaging trainers to further enhance the skill set of aspiring specialists. Mr. Arnold oversaw day-to-day operations, ensuring smooth functioning and coordination within the startup. He also monitored and evaluated the effectiveness of training programs, making adjustments as necessary for optimal results. Also, Mr. Arnold has been involved in business of Suprify Ltd., a startup technological company, from 2019 to 2023. He was a freelance employee and did not work on a daily basis, but he significantly improved the company’s performance as a freelance manager and organizer of trainings for employees. He coordinated staff training and acted as a speaker at trainings for improving the technological aspects of effective task distribution in the team. His entrepreneurial journey reflects a deep understanding of business dynamics, having effectively navigated the intricacies of launching and growing new ventures. With his drive and determination, he has propelled the businesses to great success, and he is now ready to bring his expertise to the Company as its President, Chief Executive Officer, Secretary, Treasurer, and Director.

Rafael Angel Ulloa Bonilla, Age 74

Mr. Rafael Angel Ulloa Bonilla has served as the Company’s Director since his appointment on May 22, 2023.

Rafael Angel Ulloa Bonilla, age 73, has a degree in accounting and finance, attended pre-medical school and has medical degree, showcasing a unique blend of financial acumen and medical insight. He has been working in administrative department of Consultorio del Dr. Edwin Chan hospital for ten years until the 2000s and played a crucial role in coordinating day-to-day activities, optimizing workflow, and ensuring efficiency. For the past 5 years has worked independently, engaging in traditional medical advice and providing his services in his private office called "Acupuncture & herbal medicine cabinet". Committed to holistic well-being, he has attended various medical trainings to enhance his knowledge and offer valuable insights to those seeking alternative healthcare solutions. In addition, he was a part of a group collecting the information for a book on various treatments, from traditional to modern medicine. His reputation is built on his wide experience, ability to think creatively, devise strategic plans, and exhibit outstanding leadership qualities. Through his unwavering dedication and perseverance, he has steered these enterprises towards remarkable achievements. Now, he aims to utilize his extensive expertise as the Director of the Company.

There are no any parent, subsidiary or other affiliates of the Company especially in which any of the directors could have previous occupation.

All the prior track records of the directors experience is not indicative of future success and investors should not rely on previous performance.

To our knowledge, during the last ten years, none of our directors and executive officers has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

•	Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

BOARD AND COMMITTEE MATTERS

The Company does not have a standing nominating committee, compensation committee or audit committee. Instead, the entire Board of Directors shares the responsibility of identifying potential director-nominees to serve on the Board of Directors and performing the functions of an audit committee. The Board believes the engagement of directors in these functions is important at this time in the Company’s development in light of the Company’s recent activities.

ITEM 11. EXECUTIVE COMPENSATION.

MANAGEMENT COMPENSATION

Since inception, we have not paid any compensation to our officers or directors. The tables below summarize all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the year ended July 31, 2024 and the period from our incorporation on April 6, 2023 to July 31, 2023.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Frederick Sidney Reinhard Arnold,	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, CEO, CFO	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Rafael Angel Ulloa Bonilla, Director	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information relating to the beneficial ownership of our common stock as of July 31, 2024, by:

•	each person, or group of affiliated persons, known by us to beneficially own more than five percent of the outstanding shares of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Beneficial Ownership
Common Stock	Frederick Sidney Reinhard Arnold 95 Lias Estate Kafe district Abuja, FCT 900108 Nigeria	2,000,000 shares of common stock	53.55%

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 31, 2024.  As of July 31, 2024, there were 3,734,620 shares of our common stock issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of April 7, 2023, we have issued 2,000,000 shares of company common stock valued at 0.0001 per share to Frederick Sidney Reinhard Arnold in the capacity of Director of the Company in consideration of $200 to pay company expenses and keep on top of the business development.

As of July 31, 2024, the Company had a loan outstanding with a related party: Mr. Rafael Angel Ulloa Bonilla, our Director, who has given us a loan in the amount of $59,759. The loan is non-interest bearing, due upon demand and unsecured. No principal of this loan has been repaid yet. Loan agreement is filled as an Exhibit 10.1 to this Registration Statement. This Agreement is governed by the laws of the State of Wyoming.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to us by our independent auditors (Boladale Lawal & Co) and our former independent auditors (Mainor Audit Ja Partnerid Oü and BFBorgers CPA PC) for professional services rendered related to the fiscal years ended July 31, 2024 and 2023:

	2024	2023
Audit Fees	$7,500	$4,500
Audit Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$7,500	$4,500

Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services in connection with registration statement filings and statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice, and tax planning.

All Other Fees. Consists of fees for products and services other than the services reported above.

PART IV

ITEM 15. EXHIBITS

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

ITEM 16. FORM 10-K SUMMARY.

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAPLOY CORP.

Dated: October 9, 2024	By:	/s/ Frederick Sidney Reinhard Arnold
	Name: Title:	Frederick Sidney Reinhard Arnold President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and Director

Dated: October 9, 2024	By:	/s/ Rafael Angel Ulloa Bonilla
	Name:	Rafael Angel Ulloa Bonilla
	Title:	Director

