Form 10-Q
period 2024-10-31
Naploy Corp.
filed 2024-12-03
CIK 1978111

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2024

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,803,370 common shares issued and outstanding as of December 03, 2024.

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

NAPLOY CORP.

BALANCE SHEETS

	October 31, 2024 (Unaudited)	July 31, 2024 (Audited)
ASSETS

Cash	$27,728	$32,345
Total Current Assets	27,728	32,345

Intangible Assets, Net	33,375	35,625
Total Assets	$61,103	$67,970

LIABILITIES & STOCKHOLDERS EQUITY/(DEFICIT)

Accounts Payable – Related Party	$59,759	$59,759
Deferred Revenue	1,819	–
Total Current Liabilities	61,578	59,759

Common stock, $0.0001 par value, 75,000,000 shares authorized; 3,803,370 and 3,734,620 shares issued and outstanding as of October 31, 2024 and July 31, 2024, respectively	380	373
Additional Paid in Capital	35,887	34,519
Accumulated deficit	(36,742)	(26,681)
Total Stockholders’ Equity/(Deficit)	(475)	8,211

Total Liabilities and Stockholders’ Equity/(Deficit)	$61,103	$67,970

The accompanying notes are an integral part of these unaudited financial statements.

NAPLOY CORP.

STATEMENTS OF OPERATIONS

	Three months period ended October 31, 2024 (Unaudited)	Three months period ended October 31, 2023 (Unaudited)

REVENUES
Services Sales	$581	$–
Total Revenues	581	–

OPERATING EXPENSES
Depreciation Expense	2,250	2,250
General and Administrative Expenses	27	33
Professional Fees	8,365	750
TOTAL OPERATING EXPENSES	(10,642)	(3,033)

NET INCOME (LOSS) FROM OPERATIONS	(10,061)	(3,033)

PROVISION FOR INCOME TAXES	–	–

NET INCOME (LOSS)	$(10,061)	$(3,033)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,782,793	2,000,000

The accompanying notes are an integral part of these unaudited financial statements.

NAPLOY CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Three months ended October 31, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, July 31, 2024	3,734,620	$373	$34,519	$(26,681)	$8,211

Shares issued for cash	68,750	7	1,368	–	1,375

Net loss for the three months ended October 31, 2024	–	–	–	(10,061)	(10,061)

Balance, October 31, 2024	3,803,370	$380	$35,887	$(36,742)	$(475)

Balance, July 31, 2023	2,000,000	$200	$–	$(6,380)	$(6,180)

Net loss for the three months ended October 31, 2023	–	–	–	(3,033)	(3,033)

Balance, October 31, 2023	2,000,000	$200	$–	$(9,413)	$(9,213)

The accompanying notes are an integral part of these unaudited financial statements.

NAPLOY CORP.

STATEMENTS OF CASH FLOWS

	Three months ended October 31, 2024 (Unaudited)	Three months ended October 31, 2023 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(10,061)	$(3,033)
Amortization Expense	2,250	2,250
Accounts Payable	–	(5,700)
Deferred Revenue	1,819	–
CASH FLOWS USED IN OPERATING ACTIVITIES	(5,992)	(6,483)

CASH FLOWS FROM INVESTING ACTIVITIES
Mobile Application and Website Acquisition	–	(20,000)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	–	(20,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Accounts Payable - Related Party Loans	–	30,100
Proceeds from Sale of Common Stock	1,375	–
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,375	30,100

Net increase in cash and equivalents	(4,617)	3,617
Cash and equivalents at beginning of the period	32,345	895
Cash and equivalents at end of the period	$27,728	$4,512

Supplemental cash flow information:

Non-cash investing and financing activity:
Mobile Application and Website Acquisition	$–	$(20,000)

Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

NAPLOY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

THREE MONTHS ENDED OCTOBER 31, 2024 AND 2023

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

As reflected in the financial statements, the Company had an accumulated deficit of $36,742 at October 31, 2024, a net loss of $10,061 for the three months ended October 31, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s year-end is July 31.

Interim Financial Statements

The unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the SEC for the year ended July 31, 2024.

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

As of October 31, 2024 and July 31, 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

In June 2023 the Company acquired mobile application and website for $45,000, which is being amortized over a five-year life. The accumulated amortization was $11,625 and $9,375 as of October 31, 2024 and July 31, 2024, respectively.

NOTE 5 – LOAN FROM RELATED PARTY

As of October 31, 2024, the Company had a loan outstanding with a related party: Mr. Rafael Angel Ulloa Bonilla, our Director, who has given us a loan in the amount of $59,759 for the Company’s working capital purposes. The amount is outstanding and payable upon request.

NOTE 6 – COMMON STOCK

On April 6, 2023, the Company issued 2,000,000 shares of common stock to the director, Frederick Sidney Reinhard Arnold, at in consideration of $200 at $0.0001 per share to pay partial Incorporation fees expenses.

During the year ended July 31, 2024 the Company issued 1,734,620 shares of common stock for cash proceeds of $34,692 at $0.02 per share.

In August 2024 the Company issued 35,000 shares of common stock for cash proceeds of $700 at $0.02 per share.

In September 2024 the Company issued 33,750 shares of common stock for cash proceeds of $675 at $0.02 per share.

As of October 31, 2024 and July 31, 2024, the Company had 3,803,370 and 3,734,620 shares issued and outstanding, respectively.

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

	October 31, 2024	July 31, 2024

Tax benefit (expenses) at U.S. statutory rate	$(7,716)	$(5,603)
Change in valuation allowance	7,716	5,603
Tax benefit (expenses) net	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	October 31, 2024	July 31, 2024

Net operating loss	$(7,716)	$(5,603)
Valuation allowance	7,716	5,603
Deferred tax assets, net	$–	$–

The Company has accumulated approximately $36,742 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2040. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to October 31, 2024 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.	MANAGEMENT’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS

GENERAL

Naploy Corp. was incorporated in the State of Wyoming and established on April 6, 2023. The Company has limited revenue and incurred losses since inception. Our primary focus is on launching a news blog that provides the latest updates on health-related topics, including but not limited to medical breakthroughs, healthy lifestyle tips, and updates on healthcare policies. We have developed a full business plan.

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

Here are some of the technologies that we intend successfully to implement in our mobile application:

– Improvement of the AI technology

– Map View

– Reviews

– Booking Services

– Notifications

– Marketing Opportunities

– Body map symptom checker

– Personal health tracker

– Medicine reminder

– Language translation

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

RESULTS OF OPERATIONS

For three months ended October 31, 2024 and 2023

During the three months ended October 31, 2024 and 2023, we generated $581 and $0 of revenue, respectively. The increase in revenue was due to start of sales of our services in October 2024.

Total expenses for the three months ended October 31, 2024 and 2023, were $10,642 and $3,033, respectively, which were comprised of depreciation expense ($2,250 as of October 31, 2024 and $2,250 as of October 31, 2023); general and administrative fees of the Company ($27 as of October 31, 2024 and $33 as of October 31, 2023); and professional fees ($8,365 as of October 31, 2024 and $750 as of October 31, 2023).

The Company recorded a net loss of $10,061 and $3,033 for the three months ended October 31, 2024 and 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2024, our total assets were $61,103. Total assets were comprised of $27,728 in current assets and $33,375 in intangible assets.

As of October 31, 2024, our current liabilities were $61,578 and Stockholders’ deficit was $475.

CASH FLOWS FROM OPERATING ACTIVITIES

For the three months ended October 31, 2024, net cash flows used in operating activities was $(5,992).

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended October 31, 2024, we have not generated any cash flows from investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three months ended October 31, 2024, net cash flows provided by financing activities was $1,375.

Since inception, we have sold 2,000,000 shares of our common stock to our officer and director Frederick Sidney Reinhard Arnold at a price of $0.0001 per share, for aggregate proceeds of $200, and 1,803,370 shares to our shareholders at a price of $0.02 per share, for aggregate proceeds of $36,067.

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

None.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the quarter ended October 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

NAPLOY CORP.

Dated: December 03, 2024	By:	/s/ Frederick Sidney Reinhard Arnold
	Name: Title:	Frederick Sidney Reinhard Arnold President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and Director

Dated: December 03, 2024	By:	/s/ Rafael Angel Ulloa Bonilla
	Name:	Rafael Angel Ulloa Bonilla
	Title:	Director

