Form 10-Q
period 2025-01-31
Naploy Corp.
filed 2025-02-27
CIK 1978111

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2025

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

Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,803,370 common shares issued and outstanding as of January 31, 2025.

PART I – FINANCIAL INFORMATION

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

NAPLOY CORP.

BALANCE SHEETS

	January 31, 2025 (Unaudited)	July 31, 2024 (Audited)
ASSETS

Cash	$27,474	$32,345
Total Current Assets	27,474	32,345

Intangible Assets, Net	31,125	35,625
Total Assets	$58,599	$67,970

LIABILITIES & STOCKHOLDERS EQUITY/(DEFICIT)

Accounts Payable – Related Party	$59,822	$59,759
Deferred Revenue	2,681	–
Total Current Liabilities	62,503	59,759

Common stock, $0.0001 par value, 75,000,000 shares authorized; 3,803,370 and 3,734,620 shares issued and outstanding as of January 31, 2025 and July 31, 2024, respectively	380	373
Additional Paid in Capital	35,887	34,519
Accumulated deficit	(40,171)	(26,681)
Total Stockholders’ Equity/(Deficit)	(3,904)	8,211

Total Liabilities and Stockholders’ Equity/(Deficit)	$58,599	$67,970

The accompanying notes are an integral part of these unaudited financial statements.

NAPLOY CORP.

STATEMENTS OF OPERATIONS

Three and six months ended January 31, 2025 and 2024

	Three months period ended January 31, 2025 (Unaudited)	Three months period ended January 31, 2024 (Unaudited)	Six months period ended January 31, 2025 (Unaudited)	Six months period ended January 31, 2024 (Unaudited)

REVENUES
Services Sales	$2,139	$–	$2,719	$–
Total Revenues	2,139	–	2,719	–

OPERATING EXPENSES
Amortization Expense	2,250	2,250	4,500	4,500
General and Administrative Expenses	24	1	50	34
Professional Fees	3,294	3,768	11,659	4,518
TOTAL OPERATING EXPENSES	5,568	6,019	16,209	9,052

NET INCOME (LOSS) FROM OPERATIONS	(3,429)	(6,019)	(13,490)	(9,052)

PROVISION FOR INCOME TAXES	–	–	–	–

NET INCOME (LOSS)	$(3,429)	$(6,019)	$(13,490)	$(9,052)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,803,370	2,000,000	3,793,193	2,000,000

The accompanying notes are an integral part of these unaudited financial statements.

NAPLOY CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Three and six months ended January 31, 2025 and 2024

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, October 31, 2024	3,803,370	$380	$35,887	$(36,742)	$(475)

Net loss for the three months ended January 31, 2025	–	–	–	(3,429)	(3,429)

Balance, January 31, 2025	3,803,370	$380	$35,887	$(40,171)	$(3,904)

Balance, October 31, 2023	2,000,000	$200	$–	$(9,413)	$(9,213)

Net loss for the three months ended January 31, 2024	–	–	–	(6,019)	(6,019)

Balance, January 31, 2024	2,000,000	$200	$–	$(15,432)	$(15,232)

Balance, July 31, 2024	3,734,620	$373	$34,519	$(26,681)	$8,211

Shares issued for cash	68,750	7	1,368	–	1,375

Net loss for the six months ended January 31, 2025	–	–	–	(13,490)	(13,490)

Balance, January 31, 2025	3,803,370	$380	$35,887	$(40,171)	$(3,904)

Balance, July 31, 2023	2,000,000	$200	$–	$(6,380)	$(6,180)

Net loss for the six months ended January 31, 2024	–	–	–	(9,052)	(9,052)

Balance, January 31, 2024	2,000,000	$200	$–	$(15,432)	$(15,232)

The accompanying notes are an integral part of these unaudited financial statements.

NAPLOY CORP.

STATEMENTS OF CASH FLOWS

Six months ended January 31, 2025 and 2024

	Six months ended January 31, 2025 (Unaudited)	Six months ended January 31, 2024 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(13,490)	$(9,052)
Amortization Expense	4,500	4,500
Accounts Payable	–	(5,700)
Deferred Revenue	2,681	–
CASH FLOWS USED IN OPERATING ACTIVITIES	(6,309)	(10,252)

CASH FLOWS FROM INVESTING ACTIVITIES
Mobile Application and Website Acquisition	–	(20,000)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	–	(20,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Accounts Payable - Related Party Loans	63	30,100
Proceeds from Sale of Common Stock	1,375	–
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,438	30,100

Net increase in cash and equivalents	(4,871)	(152)
Cash and equivalents at beginning of the period	32,345	895
Cash and equivalents at end of the period	$27,474	$743

Supplemental cash flow information:

Non-cash investing and financing activity:
Mobile Application and Website Acquisition	$–	$(20,000)

Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

NAPLOY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SIX MONTHS ENDED JANUARY 31, 2025 AND 2024

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

As reflected in the financial statements, the Company had an accumulated deficit of $40,171 at January 31, 2025, a net loss of $13,490 for the six months ended January 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of January 31, 2025 and July 31, 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

In June 2023 the Company acquired mobile application and website for $45,000, which is being amortized over a five-year life. The accumulated amortization was $13,875 and $9,375 as of January 31, 2025 and July 31, 2024, respectively.

NOTE 5 – LOAN FROM RELATED PARTY

As of January 31, 2025, the Company had a loan outstanding with a related party: Mr. Rafael Angel Ulloa Bonilla, our Director, who has given us a loan in the amount of $59,822 for the Company’s working capital purposes. The amount is outstanding and payable upon request.

NOTE 6 – COMMON STOCK

On April 7, 2023, the Company issued 2,000,000 shares of common stock to the director, Frederick Sidney Reinhard Arnold, at in consideration of $200 at $0.0001 per share to pay partial Incorporation fees expenses.

During the year ended July 31, 2024 the Company issued 1,734,620 shares of common stock for cash proceeds of $34,692 at $0.02 per share.

In August 2024 the Company issued 35,000 shares of common stock for cash proceeds of $700 at $0.02 per share.

In September 2024 the Company issued 33,750 shares of common stock for cash proceeds of $675 at $0.02 per share.

As of January 31, 2025 and July 31, 2024, the Company had 3,803,370 and 3,734,620 shares issued and outstanding, respectively.

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

	January 31, 2025	July 31, 2024

Tax benefit (expenses) at U.S. statutory rate	$(8,436)	$(5,603)
Change in valuation allowance	8,436	5,603
Tax benefit (expenses) net	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	January 31, 2025	July 31, 2024

Net operating loss	$(8,436)	$(5,603)
Valuation allowance	8,436	5,603
Deferred tax assets, net	$–	$–

The Company has accumulated approximately $40,171 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2040. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to January 31, 2025 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

For three months ended January 31, 2025 and 2024

During the three months ended January 31, 2025 and 2024, we generated $2,139 and $0 of revenue, respectively. The increase in revenue was due to start of sales of our services in October 2024.

Total expenses for the three months ended January 31, 2025 and 2024, were $5,568 and $6,019, respectively, which were comprised of amortization expense ($2,250 as of January 31, 2025 and $2,250 as of January 31, 2024); general and administrative fees of the Company ($24 as of January 31, 2025 and $1 as of January 31, 2024); and professional fees ($3,294 as of January 31, 2025 and $3,768 as of January 31, 2024).

The Company recorded a net loss of $3,429 and $6,019 for the three months ended January 31, 2025 and 2024, respectively.

For six months ended January 31, 2025 and 2024

During the six months ended January 31, 2025 and 2024, we generated $2,719 and $0 of revenue, respectively. The increase in revenue was due to start of sales of our services in October 2024.

Total expenses for the six months ended January 31, 2024 and 2023, were $16,209 and $9,052, respectively, which were comprised of amortization expense ($4,500 as of January 31, 2025 and $4,500 as of January 31, 2024); general and administrative fees of the Company ($50 as of January 31, 2025 and $34 as of January 31, 2024); and professional fees ($11,659 as of January 31, 2025 and $4,518 as of January 31, 2024).

The Company recorded a net loss of $13,490 and $9,052 for the six months ended January 31, 2025 and 2024, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2025, our total assets were $58,599. Total assets were comprised of $27,474 in current assets and $31,125 in intangible assets.

As of January 31, 2025, our current liabilities were $62,503 and Stockholders’ deficit was $3,904.

CASH FLOWS FROM OPERATING ACTIVITIES

For the six months ended January 31, 2025, net cash flows used in operating activities was $(6,309).

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended January 31, 2025, we have not generated any cash flows from investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six months ended January 31, 2025, net cash flows provided by financing activities was $1,438.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 1A.	Risk Factors

None

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

During the quarter ended January 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAPLOY CORP.

Dated: February 27, 2025	By:	/s/ Frederick Sidney Reinhard Arnold
	Name: Title:	Frederick Sidney Reinhard Arnold President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and Director

Dated: February 27, 2025	By:	/s/ Rafael Angel Ulloa Bonilla
	Name:	Rafael Angel Ulloa Bonilla
	Title:	Director

