Form 10-Q
period 2025-04-30
Naploy Corp.
filed 2025-06-05
CIK 1978111

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2025

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,803,370 common shares issued and outstanding as of April 30, 2025.

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

NAPLOY CORP.

BALANCE SHEETS

	April 30, 2025 (Unaudited)	July 31, 2024 (Audited)
ASSETS

Cash	$10,358	$32,345
Prepaid Expenses	20,000	–
Total Current Assets	30,358	32,345

Intangible Assets, Net	28,875	35,625
Total Assets	$59,233	$67,970

LIABILITIES & STOCKHOLDERS’ EQUITY/(DEFICIT)

Accounts Payable – Related Party	$59,921	$59,759
Deferred Revenue	7,028	–
Total Current Liabilities	66,949	59,759

Common stock, $0.0001 par value, 75,000,000 shares authorized; 3,803,370 and 3,734,620 shares issued and outstanding as of April 30, 2025 and July 31, 2024, respectively	380	373
Additional Paid in Capital	35,887	34,519
Accumulated deficit	(43,983)	(26,681)
Total Stockholders’ Equity/(Deficit)	(7,716)	8,211

Total Liabilities and Stockholders’ Equity/(Deficit)	$59,233	$67,970

The accompanying notes are an integral part of these unaudited financial statements.

NAPLOY CORP.

STATEMENTS OF OPERATIONS

Three and nine months ended April 30, 2025 and 2024

	Three months period ended April 30, 2025 (Unaudited)	Three months period ended April 30, 2024 (Unaudited)	Nine months period ended April 30, 2025 (Unaudited)	Nine months period ended April 30, 2024 (Unaudited)

REVENUES
Services Sales	$1,653	$–	$4,372	$–
Total Revenues	1,653	–	4,372	–

OPERATING EXPENSES
Amortization Expense	2,250	2,250	6,750	6,750
General and Administrative Expenses	19	52	69	86
Professional Fees	3,196	3,848	14,855	8,366
TOTAL OPERATING EXPENSES	5,465	6,150	21,674	15,202

NET INCOME (LOSS) FROM OPERATIONS	(3,812)	(6,150)	(17,302)	(15,202)

PROVISION FOR INCOME TAXES	–	–	–	–

NET INCOME (LOSS)	$(3,812)	$(6,150)	$(17,302)	$(15,202)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,803,370	2,133,944	3,796,511	2,043,996

The accompanying notes are an integral part of these unaudited financial statements.

NAPLOY CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

Three and nine months ended April 30, 2025 and 2024

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 31, 2025	3,803,370	$380	$35,887	$(40,171)	$(3,904)

Net loss for the three months ended April 30, 2025	–	–	–	(3,812)	(3,812)

Balance, April 30, 2025	3,803,370	$380	$35,887	$(43,983)	$(7,716)

Balance, January 31, 2024	2,000,000	$200	$–	$(15,432)	$(15,232)

Shares issued for cash	387,500	39	7,711	–	7,750

Net loss for the three months ended April 30, 2024	–	–	–	(6,150)	(6,150)

Balance, April 30, 2024	2,387,500	$239	$7,711	$(21,582)	$(13,632)

Balance, July 31, 2024	3,734,620	$373	$34,519	$(26,681)	$8,211

Shares issued for cash	68,750	7	1,368	–	1,375

Net loss for the nine months ended April 30, 2025	–	–	–	(17,302)	(17,302)

Balance, April 30, 2025	3,803,370	$380	$35,887	$(43,983)	$(7,716)

Balance, July 31, 2023	2,000,000	$200	$–	$(6,380)	$(6,180)

Shares issued for cash	387,500	39	7,711	–	7,750

Net loss for the nine months ended April 30, 2024	–	–	–	(15,202)	(15,202)

Balance, April 30, 2024	2,387,500	$239	$7,711	$(21,582)	$(13,632)

The accompanying notes are an integral part of these unaudited financial statements.

NAPLOY CORP.

STATEMENTS OF CASH FLOWS

Nine months ended April 30, 2025 and 2024

	Nine months period ended April 30, 2025 (Unaudited)	Nine months period ended April 30, 2024 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(17,302)	$(15,202)
Amortization Expense	6,750	6,750
Prepaid Expenses	(20,000)	–
Accounts Payable	–	(5,700)
Deferred Revenue	7,028	–
CASH FLOWS USED IN OPERATING ACTIVITIES	(23,524)	(14,152)

CASH FLOWS FROM INVESTING ACTIVITIES
Mobile Application and Website Acquisition	–	(20,000)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	–	(20,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Accounts Payable - Related Party Loans	162	33,759
Proceeds from Sale of Common Stock	1,375	7,750
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,537	41,509

Net increase in cash and equivalents	(21,987)	7,357
Cash and equivalents at beginning of the period	32,345	895
Cash and equivalents at end of the period	$10,358	$8,252

Supplemental cash flow information:

Non-cash investing and financing activity:
Mobile Application and Website Acquisition	$–	$(20,000)

Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

NAPLOY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NINE MONTHS ENDED APRIL 30, 2025 AND 2024

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

As reflected in the financial statements, the Company had an accumulated deficit of $43,983 at April 30, 2025, a net loss of $17,302 for the nine months ended April 30, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of April 30, 2025 and July 31, 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the ASU and determined that its adoption did not have a material impact on the Company’s financial statements and related disclosures. As defined in the ASU, operating segments are components of an enterprise about which discrete financial information is regularly provided to the CODM in making decisions on how to allocate resources and assess performance for the organization. The Company operates and manages its business as one reportable and operating segment. The Company’s CODM is the Chief Executive Officer. The Company’s CODM reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

Company’s management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 4 – INTANGIBLE ASSETS

The Company follows the provisions of ASC Subtopic 350-40, Internal-Use Software-Computer Software Developed or Obtained for Internal Use, which requires assets to be recorded at the cost to develop the asset and requires an intangible asset to be amortized over its useful life.

In June 2023 the Company acquired mobile application and website for $45,000, which is being amortized over a five-year life. The accumulated amortization was $16,125 and $9,375 as of April 30, 2025 and July 31, 2024, respectively.

NOTE 5 – LOAN FROM RELATED PARTY

As of April 30, 2025, the Company had a loan outstanding with a related party: Mr. Rafael Angel Ulloa Bonilla, our Director, who has given us a loan in the amount of $59,921 for the Company’s working capital purposes. The amount is outstanding and payable upon request.

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

As of April 30, 2025 and July 31, 2024, the Company had 3,803,370 and 3,734,620 shares issued and outstanding, respectively.

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

	April 30, 2025	July 31, 2024

Tax benefit (expenses) at U.S. statutory rate	$(9,236)	$(5,603)
Change in valuation allowance	9,236	5,603
Tax benefit (expenses) net	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	April 30, 2025	July 31, 2024

Net operating loss	$(9,236)	$(5,603)
Valuation allowance	9,236	5,603
Deferred tax assets, net	$–	$–

The Company has accumulated approximately $43,983 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2040. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to April 30, 2025 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

For the three months ended April 30, 2025 and 2024

During the three months ended April 30, 2025 and 2024, we generated $1,653 and $0 of revenue, respectively. The increase in revenue was due to start of sales of our services in October 2024.

Total expenses for the three months ended April 30, 2025 and 2024, were $5,465 and $6,150, respectively, which were comprised of amortization expense ($2,250 as of April 30, 2025 and $2,250 as of April 30, 2024); general and administrative fees of the Company ($19 as of April 30, 2025 and $52 as of April 30, 2024); and professional fees ($3,196 as of April 30, 2025 and $3,848 as of April 30, 2024).

The Company recorded a net loss of $3,812 and $6,150 for the three months ended April 30, 2025 and 2024, respectively.

For the nine months ended April 30, 2025 and 2024

During the nine months ended April 30, 2025 and 2024, we generated $4,372 and $0 of revenue, respectively. The increase in revenue was due to start of sales of our services in October 2024.

Total expenses for the nine months ended April 30, 2025 and 2024, were $21,674 and $15,202, respectively, which were comprised of amortization expense ($6,750 as of April 30,2025 and $6,750 as of April 30, 2024); general and administrative fees of the Company ($69 as of April 30, 2025 and $86 as of April 30, 2024); and professional fees ($14,855 as of April 30, 2025 and $8,366 as of April 30, 2024).

The Company recorded a net loss of $17,302 and $15,202 for the nine months ended April 30, 2025 and 2024, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2025, our total assets were $59,233. Total assets were comprised of $30,358 in current assets and $28,875 in intangible assets.

As of April 30, 2025, our current liabilities were $66,949 and Stockholders’ deficit was $7,716.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine months ended April 30, 2025, net cash flows used in operating activities was $(23,524).

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended April 30, 2025, we have not generated any cash flows from investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine months ended April 30, 2025, net cash flows provided by financing activities was $1,537.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the quarter ended April 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The following exhibits are included as part of this report by reference:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAPLOY CORP.

Dated: June 05, 2025	By:	/s/ Frederick Sidney Reinhard Arnold
	Name: Title:	Frederick Sidney Reinhard Arnold President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and Director

Dated: June 05, 2025	By:	/s/ Rafael Angel Ulloa Bonilla
	Name:	Rafael Angel Ulloa Bonilla
	Title:	Director

