Form 10-K
period 2025-07-31
Naploy Corp.
filed 2025-10-27
CIK 1978111

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2025

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

Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐       No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,803,370 common shares issued and outstanding as of October 27, 2025.

i

PART I

ITEM 1. BUSINESS.

DESCRIPTION OF BUSINESS

GENERAL

Naploy Corp. (referred as the “Company”, “we”, “our”) was incorporated in the State of Wyoming and established on April 6, 2023. The Company has no sufficient revenue and has incurred losses since inception. Our primary focus is on launching a news blog that provides the latest updates on health-related topics, including but not limited to medical breakthroughs, healthy lifestyle tips, and updates on healthcare policies. We have developed a full business plan.

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

OUR MOBILE APPLICATION AND THE PROCESS

Currently, we have a mobile application for Android and iOS platforms known as “Naploy App”.Links for the application:

https://naploy.com/app/download

https://apps.apple.com/us/app/naploy/id6451121811.
Also we have the web app:

https://naploy.com/

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

Item 1C. Cybersecurity.

The Company recognizes the importance of managing cybersecurity risks to protect its information systems and data. We do not currently engage any third-party cybersecurity service providers.

During the fiscal year ended July 31, 2025, the Company did not experience any material cybersecurity incidents that affected our operations, financial condition, or results.

The Company is committed to continuously improving its cybersecurity safeguards as part of overall risk management and will update these disclosures should circumstances change.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of July 31, 2025, no shares of our common stock are traded.

Transfer Agent

Our transfer agent is VStock Transfer LLC.

Number of Holders

As of July 31, 2025, the 3,803,370 issued and outstanding shares of common stock were held by a total of 51 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended July 31, 2025 and 2024.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We are a development stage corporation with limited operations and no sufficient revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have raised the funds necessary to conduct a marketing program. There is no assurance we will ever generate revenue even if we raised all necessary funds.

To meet our need for cash we are attempting to raise money from this offering. We believe that we will be able to raise enough money through this offering to expand operations but we cannot guarantee that once we expand operations we will stay in business after doing so. If we are unable to successfully find enough customers, we may quickly use up the proceeds from this offering and will need to find alternative sources. In case we need additional financing, our Mr. Ulloa Bonilla agreed to loan us funds to implement our business plan.

RESULTS OF OPERATIONS

During the years ended July 31, 2025 and 2024, we generated $7,950 and $0 of revenue, respectively. Revenue increased by $7,950, or 100%, for the fiscal year ended July 31, 2025 compared to the fiscal year ended July 31, 2024. This increase in revenue was due to start of sales of our services in October 2024.

Total operating expenses for the years ended July 31, 2025 and 2024, were $28,664 and $20,301, respectively, which were comprised of amortization expense ($9,000 - July 31, 2025 and $9,000 - July 31, 2024); general and administrative fees of the Company ($88 – July 31, 2025 and $273 - July 31, 2024); and professional fees ($19,576 - July 31, 2025 and $11,028 - July 31, 2024). Operating expenses increased by $8,363, or 41.2%, for the fiscal year ended July 31, 2025 compared to the fiscal year ended July 31, 2024. This increase during the period was primarily due to: increased audit fees and legal fees.

As a result of the above, the Company recorded a net loss of $20,714 and $20,301 for the years ended July 31, 2025 and 2024, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2025, we had total assets were $59,342, comprised of $32,717 in current assets and $26,625 in intangible assets. As of July 31, 2025, our current liabilities were $70,470 and Stockholders’ equity was $11,128.

Our sources and uses of cash for the years ended July 31, 2025 and 2024 were as follows:

	2025	2024

Cash, Beginning of Year	$32,345	$895
Net Cash Used in Operating Activities	(21,165)	(17,001)
Net Cash Provided by Investing Activities	–	(20,000)
Net Cash Provided by Financing Activities	1,537	68,451

Cash, End of Year	$12,717	$32,345

CASH FLOWS FROM OPERATING ACTIVITIES

We used net cash of $21,165 in operating activities for the year ended July 31, 2025, as a result of our net loss of $20,714 adjusted for non-cash amortization in the amount of $9,000, increase in prepaid expenses of $20,000, increase in accounts payable of $99 and increase in deferred revenue of $10,450.

In comparison, we used net cash of $17,001 in operating activities for the year ended July 31, 2024, as a result of our net loss of $20,301 adjusted for non-cash amortization in the amount of $9,000, decrease in accounts payable of $5,700.

CASH FLOWS FROM INVESTING ACTIVITIES

We had no cash used in investing activities for the year ended July 31, 2025. For the year ended July 31, 2024, we have generated $(20,000) in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by financing activities was $1,537 for the year ended July 31, 2025, comprised of proceeds from related party loans of $162 and proceeds from sale of common stock of $1,375.

By comparison, net cash provided by financing activities was $68,451 for the year ended July 31, 2024, comprised of proceeds from related party loans of $33,759 and proceeds from sale of common stock of $34,692.

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

Limited Operating History and Need for Additional Capital

Our company was incorporated on April 6, 2023; we have not yet realized sufficient revenues. We have limited operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the initial start-up of our business. Further, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of our shares.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NAPLOY CORP.

JULY 31, 2025

Report of the Independent Registered Public Accounting Firm

To the shareholders and the board of directors of

Naploy Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Naploy Corp. as of July 31, 2025, and 2024 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended July 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2025, and 2024 and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2025, and 2024 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern as disclosed in Note 2 to the financial statement, the Company incurred a net loss of $(20,714) and an accumulated deficit of $(47,395). The continuation of the Company as a going concern is dependent upon continuing financial support from its stockholders and lenders. Management believes the existing shareholders or external fund providers will provide the additional cash to meet the Company’s obligations as they become due.

These factors raise substantial doubt about the Company ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Going Concern Uncertainty – See also Going Concern Uncertainty explanatory paragraph above:

As described in Note 2 to the financial statements, the Company has operating losses. Furthermore, the company have generated limited revenue since the inception of business. The ability of the Company to continue as a going concern is dependent upon generating profitable business operation and obtaining additional working capital funding from the Management. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The procedures performed to address the matter included.

(i)	We inquired of executive officers, and key members of management, of the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern,
(ii)

We evaluated management’s plan for addressing the adverse effects of the conditions identified, including assessing the reasonableness of forecasted information and underlying assumptions by comparing to actual results of prior periods and actual results achieved to date, and utilizing our knowledge of the entity, its business and management in considering liquidity needs and the Company’s ability to generate sufficient cash flow,

(iii)	We assessed the possibility of raising additional debt or credit,
(iv)	We evaluated the completeness and accuracy of disclosures in the financial statements.

/S/ Boladale Lawal

Boladale Lawal & CO (PCAOB ID 6993)

We have served as the Company’s auditor since 2024

Lagos, Nigeria

October 27, 2025

NAPLOY CORP.

BALANCE SHEET

	July 31, 2025 (Audited)	July 31, 2024 (Audited)
ASSETS

Cash	$12,717	$32,345
Prepaid Expenses	20,000	–
Total Current Assets	32,717	32,345

Intangible Assets, Net	26,625	35,625
Total Assets	$59,342	$67,970

LIABILITIES & STOCKHOLDERS’ EQUITY/(DEFICIT)

Accounts Payable	$99	$–
Accounts Payable – Related Party	59,921	59,759
Deferred Revenue	10,450	–
Total Current Liabilities	70,470	59,759

Common stock, $0.0001 par value, 75,000,000 shares authorized; 3,803,370 and 3,734,620 shares issued and outstanding as of July 31, 2025 and July 31, 2024, respectively	380	373
Additional Paid in Capital	35,887	34,519
Accumulated deficit	(47,395)	(26,681)
Total Stockholders’ Equity/(Deficit)	(11,128)	8,211

Total Liabilities and Stockholders’ Equity/(Deficit)	$59,342	$67,970

The accompanying notes are an integral part of these financial statements.

NAPLOY CORP.

STATEMENT OF OPERATIONS

Years ended July 31, 2025 and 2024

	Year ended July 31, 2025	Year ended July 31, 2024

REVENUES
Services Sales	$7,950	$–
Total Revenues	7,950	–

OPERATING EXPENSES
Amortization Expense	9,000	9,000
General and Administrative Expenses	88	273
Professional Fees	19,576	11,028
TOTAL OPERATING EXPENSES	28,664	20,301

NET INCOME (LOSS) FROM OPERATIONS	(20,714)	(20,301)

PROVISION FOR INCOME TAXES	–	–

NET INCOME (LOSS)	$(20,714)	$(20,301)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,798,240	2,321,415

The accompanying notes are an integral part of these financial statements.

NAPLOY CORP.

STATEMENT OF STOCKHOLDERS’ EQUITY

Years ended July 31, 2025 and 2024

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, July 31, 2024	3,734,620	$373	$34,519	$(26,681)	$8,211

Shares issued for cash	68,750	7	1,368	–	1,375

Net loss for the year ended July 31, 2025	–	–	–	(20,714)	(20,714)

Balance, July 31, 2025	3,803,370	$380	$35,887	$(47,395)	$(11,128)

Balance, July 31, 2023	2,000,000	$200	$–	$(6,380)	$(6,180)

Shares issued for cash	1,734,620	173	34,519	–	34,692

Net loss for the year ended July 31, 2024	–	–	–	(20,301)	(20,301)

Balance, July 31, 2024	3,734,620	$373	$34,519	$(26,681)	$8,211

The accompanying notes are an integral part of these financial statements.

NAPLOY CORP.

STATEMENTS OF CASH FLOWS

Years ended July 31, 2025 and 2024

	Year ended July 31, 2025	Year ended July 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(20,714)	$(20,301)
Amortization Expense	9,000	9,000
Prepaid Expenses	(20,000)	–
Accounts Payable	99	(5,700)
Deferred Revenue	10,450	–
CASH FLOWS USED IN OPERATING ACTIVITIES	(21,165)	(17,001)

CASH FLOWS FROM INVESTING ACTIVITIES
Mobile Application and Website Acquisition	–	(20,000)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	–	(20,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Accounts Payable - Related Party Loans	162	33,759
Proceeds from Sale of Common Stock	1,375	34,692
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,537	68,451

Net increase in cash and equivalents	(19,628)	31,450
Cash and equivalents at beginning of the period	32,345	895
Cash and equivalents at end of the period	$12,717	$32,345

Supplemental cash flow information:

Non-cash investing and financing activity:
Mobile Application and Website Acquisition	$–	$(20,000)

Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

NAPLOY CORP.

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2025 AND 2024

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

As reflected in the financial statements, the Company had an accumulated deficit of $47,395 as of July 31, 2025 a net loss of $20,714 for the year ended July 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The Company’s year-end is July 31.

Development Stage Company

The Company is a development stage company as defined in the Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”. The Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since Inception has been considered as part of the Company’s development stage activities.

The Company has elected to adopt application of Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities” (Topic 915): Elimination of Certain Financial Reporting Requirements. Upon adoption, the Company no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

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

Our cash is held in a Wise electronic money account. In accordance with ASC 230-10-20, “Statement of Cash Flows”, the Company has determined that the cash held in the Wise electronic money account should be classified as cash because it is readily available for the payment of obligations, and free from any contractual restriction that limits its use.

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

Revenue Recognition

Revenues were presented under ASC Topic 606 “Revenue from Contracts with Customers” (“ASC 606”) and all subsequent ASUs that modified ASC 606 for the year ended July 31, 2025. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the Company applies the following steps:

Step 1:	Identification of the contract with a customer;

Step 2:	Identification of the performance obligations in the contract;

Step 3:	Determination of the transaction price;

Step 4:	Allocation of the transaction price to the performance obligations in the contract (where revenue is allocated on a relative standalone selling price basis by maximizing the use of observable inputs to determine the standalone selling price for each performance obligation); and

Step 5:	Recognition of revenue when, or as, the Company satisfies a performance obligation.

Revenue from advertising services

Our primary source of revenue is advertising placement on the website https://naploy.com/ during the term of arrangement. Revenue is generally recognized ratably over the contract term beginning on the commencement date of each contract, which is the date the contract is signed with the customer. Agreements generally have terms ranging from one month to one year. Amounts that have been invoiced are recorded either deferred revenue or revenue in the unaudited condensed consolidated financial statements, depending on whether the underlying performance obligation has been satisfied.

Deferred Revenue

Deferred revenue consists of advance payments that are received in advance of the Company’s performance. The Company’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. The Company classifies deferred revenue as current when the term of the applicable subscription period or expected completion of the performance obligation is one year or less.

Fair Value of Financial Instruments

ASC topic 820, “Fair Value Measurements and Disclosures”, establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with the Financial Accounting Standards Board (“FASB”) ASC 260, “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

As of July 31, 2025 and 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the ASU and determined that its adoption did not have a material impact on the Company’s financial statements and related disclosures. As defined in the ASU, operating segments are components of an enterprise about which discrete financial information is regularly provided to the CODM in making decisions on how to allocate resources and assess performance for the organization. This standard was effective for the Company for the year ended July 31, 2025, and did not have a material impact on the Company’s financial statements (see Note 4).

Company’s management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 4 — SEGMENTED INFORMATION

The Company operates and manages its business as one reportable and operating segment. The Company’s CODM is the Chief Executive Officer. The Company’s CODM reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

NOTE 5 – INTANGIBLE ASSETS

The Company follows the provisions of ASC Subtopic 350-40, “Internal-Use Software-Computer Software Developed or Obtained for Internal Use”, which requires assets to be recorded at the cost to develop the asset and requires an intangible asset to be amortized over its useful life.

In June 2023 the Company acquired mobile application and website for $45,000, which is being amortized over a five-year life. The accumulated amortization was $18,375 and $9,375 as of July 31, 2025 and 2024, respectively.

NOTE 6 – LOAN FROM RELATED PARTY

As of July 31, 2025, the Company had a loan outstanding with a related party: Mr. Rafael Angel Ulloa Bonilla, our Director, who has given us a loan in the amount of $59,921 for the Company’s working capital purposes. The amount is outstanding and payable upon request.

NOTE 7 – COMMON STOCK

On April 7, 2023, the Company issued 2,000,000 shares of common stock to the director, Frederick Sidney Reinhard Arnold, at in consideration of $200 at $0.0001 per share to pay partial Incorporation fees expenses.

During the year ended July 31, 2024, the Company issued 1,734,620 shares of common stock for cash proceeds of $34,692 at $0.02 per share.

During the year ended July 31, 2025, the Company issued 68,750 shares of common stock for cash proceeds of $1,375 at $0.02 per share.

As of July 31, 2025, and July 31, 2024, the Company had 3,803,370 and 3,734,620 shares issued and outstanding, respectively.

NOTE 8 – INCOME TAXES

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

	July 31, 2025	July 31, 2024

Tax benefit (expenses) at U.S. statutory rate	$(9,953)	$(5,603)
Change in valuation allowance	9,953	5,603
Tax benefit (expenses) net	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	July 31, 2025	July 31, 2024

Net operating loss	$(9,953)	$(5,603)
Valuation allowance	9,953	5,603
Deferred tax assets, net	$–	$–

The Company has accumulated approximately $47,395 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2040. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to July 31, 2025, to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer at the time, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2025, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2025, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	The Company does not have an adequate internal control structure or adequate oversight over financial reporting – The Company has only one member of management whom is also the Company’s sole director, therefore the Company lacks adequate segregation of duties. Further, the Company currently has no Audit Committee. While not being legally obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities. Lastly, due to the minimal operations and small size of the Company we have not employed individuals that have the necessary accounting knowledge and expertise to ensure accurate financial reporting under US GAAP.

2.	The Company lacks appropriate information technology controls – As of July 31, 2025, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2025, based on criteria established in Internal Control- Integrated Framework issued by COSO in 2013.

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

On July 31, 2025, under the supervision and with the participation of our management at the time, an evaluation was conducted of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the annual period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the year ended July 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS

Our executive officers and directors, their names, age, and positions as of the date of this prospectus are as follows:

Name and Address	Age	Position(s)
Frederick Sidney Reinhard Arnold	39	President, Chief Financial Officer,
95 Lias Estate Kafe district Abuja,		Chief Executive Officer, Director
FCT 900108, Nigeria

Rafael Angel Ulloa Bonilla	75	Director
95 Lias Estate Kafe district Abuja,
FCT 900108, Nigeria

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

Frederick Sidney Reinhard Arnold, Age 39

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

Rafael Angel Ulloa Bonilla, Age 75

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

All the prior track records of the directors’ experience is not indicative of future success and investors should not rely on previous performance.

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

ITEM 11. EXECUTIVE COMPENSATION.

MANAGEMENT COMPENSATION

Since inception, we have not paid any compensation to our officers or directors. The tables below summarize all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the years ended July 31, 2025, and July 31, 2024.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Frederick Sidney Reinhard Arnold,	2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, CEO, CFO	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Rafael Angel Ulloa Bonilla, Director	2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Narrative Disclosure to Summary Compensation Table

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

As of the date of the filing of this Form 10-K, we have no written employment agreements with our officers and directors. We have no plans or packages providing for compensation of officers after resignation or retirement.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock-based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executives or any future executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer or director during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information relating to the beneficial ownership of our common stock as of July 31, 2025, by:

•	each person, or group of affiliated persons, known by us to beneficially own more than five percent of the outstanding shares of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Beneficial Ownership
Common Stock	Frederick Sidney Reinhard Arnold 95 Lias Estate Kafe district Abuja, FCT 900108 Nigeria	2,000,000 shares of common stock	53.58%

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 31, 2025. As of July 31, 2025, there were 3,803,370 shares of our common stock issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of April 7, 2023, we have issued 2,000,000 shares of company common stock valued at 0.0001 per share to Frederick Sidney Reinhard Arnold in the capacity of Director of the Company in consideration of $200 to pay company expenses and keep on top of the business development.

As of July 31, 2025, the Company had a loan outstanding with a related party: Mr. Rafael Angel Ulloa Bonilla, our Director, who has given us a loan in the amount of $59,921. The loan is non-interest bearing, due upon demand and unsecured. No principal of this loan has been repaid yet. Loan agreement is filled as an Exhibit 10.1 to this Registration Statement. This Agreement is governed by the laws of the State of Wyoming.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to us by our independent auditors (Boladale Lawal & Co) and our former independent auditors (BFBorgers CPA PC) for professional services rendered related to the fiscal years ended July 31, 2025, and July 31, 2024:

	2025	2024
Audit Fees	$12,900	$7,500
Audit Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$12,900	$7,500

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are included as part of this report by reference:

19	Insider Trading Policy

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

ITEM 16. FORM 10-K SUMMARY.

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAPLOY CORP.

Dated: October 27, 2025	By:	/s/ Frederick Sidney Reinhard Arnold
	Name: Title:	Frederick Sidney Reinhard Arnold President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and Director

Dated: October 27, 2025	By:	/s/ Rafael Angel Ulloa Bonilla
	Name:	Rafael Angel Ulloa Bonilla
	Title:	Director

