Form 10-Q
period 2025-10-31
Naploy Corp.
filed 2025-12-02
CIK 1978111

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2025

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Registration No. 000-56729

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

Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,803,370 common shares issued and outstanding as of December 02, 2025.

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

NAPLOY CORP.

BALANCE SHEETS

	October 31, 2025 (Unaudited)	July 31, 2025 (Audited)
ASSETS

Cash	$10,111	$12,717
Prepaid Expenses	20,000	20,000
Total Current Assets	30,111	32,717

Intangible Assets, Net	24,375	26,625
Total Assets	$54,486	$59,342

LIABILITIES & STOCKHOLDERS’ EQUITY/(DEFICIT)

Liabilities
Accounts Payable	$99	$99
Accounts Payable – Related Party	59,921	59,921
Deferred Revenue	12,817	10,450
Total Current Liabilities	72,837	70,470

Stockholders Deficit
Common stock, $0.0001 par value, 75,000,000 shares authorized; 3,803,370 and 3,803,370 shares issued and outstanding as of October 31, 2025 and July 31, 2025, respectively	380	380
Additional Paid in Capital	35,887	35,887
Accumulated deficit	(54,618)	(47,395)
Total Stockholders’ Equity/(Deficit)	(18,351)	(11,128)

Total Liabilities and Stockholders’ Equity/(Deficit)	$54,486	$59,342

The accompanying notes are an integral part of these unaudited financial statements.

NAPLOY CORP.

STATEMENTS OF OPERATIONS

Three months ended October 31, 2025 and 2024

	Three months period ended October 31, 2025 (Unaudited)	Three months period ended October 31, 2024 (Unaudited)

REVENUES
Services Sales	$3,633	$581
Total Revenues	3,633	581

OPERATING EXPENSES
Amortization Expense	2,250	2,250
General and Administrative Expenses	20	27
Professional Fees	8,586	8,365
TOTAL OPERATING EXPENSES	10,856	10,642

NET INCOME (LOSS) FROM OPERATIONS	(7,223)	(10,061)

PROVISION FOR INCOME TAXES	–	–

NET INCOME (LOSS)	$(7,223)	$(10,061)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,803,370	3,782,793

The accompanying notes are an integral part of these unaudited financial statements.

NAPLOY CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

Three months ended October 31, 2025 and 2024

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, July 31, 2025	3,803,370	$380	$35,887	$(47,395)	$(11,128)

Net loss for the three months ended October 31, 2025	–	–	–	(7,223)	(7,223)

Balance, October 31, 2025	3,803,370	$380	$35,887	$(54,618)	$(18,351)

Balance, July 31, 2024	3,734,620	$373	$34,519	$(26,681)	$8,211

Shares issued for cash	68,750	7	1,368	–	1,375

Net loss for the three months ended October 31, 2024	–	–	–	(10,061)	(10,061)

Balance, October 31, 2024	3,803,370	$380	$35,887	$(36,742)	$(475)

The accompanying notes are an integral part of these unaudited financial statements.

NAPLOY CORP.

STATEMENTS OF CASH FLOWS

Three months ended October 31, 2025 and 2024

	Three months period ended October 31, 2025 (Unaudited)	Three months period ended October 31, 2024 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,223)	$(10,061)
Amortization Expense	2,250	2,250
Deferred Revenue	2,367	1,819
CASH FLOWS USED IN OPERATING ACTIVITIES	(2,606)	(5,992)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	–	1,375
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	–	1,375

Net increase in cash and equivalents	(2,606)	(4,617)
Cash and equivalents at beginning of the period	12,717	32,345
Cash and equivalents at end of the period	$10,111	$27,728

Supplemental cash flow information:

Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

NAPLOY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

THREE MONTHS ENDED OCTOBER 31, 2025 AND 2024

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

As reflected in the financial statements, the Company had an accumulated deficit of $54,618 at October 31, 2025, a net loss of $7,223 for the three months ended October 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s year-end is July 31.

Interim Financial Statements

The unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes filed with the SEC for the year ended July 31, 2025.

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

Revenue Recognition

Revenues were presented under ASC Topic 606 “Revenue from Contracts with Customers” (“ASC 606”) and all subsequent ASUs that modified ASC 606. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the Company applies the following steps:

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

As of October 31, 2025 and July 31, 2025, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

In June 2023 the Company acquired mobile application and website for $45,000, which is being amortized over a five-year life. The accumulated amortization was $20,625 and $18,375 as of October 31, 2025 and July 31, 2025, respectively.

NOTE 6 – LOAN FROM RELATED PARTY

As of October 31, 2025, the Company had a loan outstanding with a related party: Mr. Rafael Angel Ulloa Bonilla, our Director, who has given us a loan in the amount of $59,921 for the Company’s working capital purposes. The amount is outstanding and payable upon request.

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

As of October 31, 2025, and July 31, 2025, the Company had 3,803,370 and 3,803,370 shares issued and outstanding, respectively.

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

	October 31, 2025	July 31, 2025

Tax benefit (expenses) at U.S. statutory rate	$(11,470)	$(9,953)
Change in valuation allowance	11,470	9,953
Tax benefit (expenses) net	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	October 31, 2025	July 31, 2025

Net operating loss	$(11,470)	$(9,953)
Valuation allowance	11,470	9,953
Deferred tax assets, net	$–	$–

The Company has accumulated approximately $54,618 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2040. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to October 31, 2025 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

For the three months ended October 31, 2025 and 2024

During the three months ended October 31, 2025 and 2024, we generated $3,633 and $581 of revenue, respectively. Revenue increased by $3,052, or 526%, for the three months ended October 31, 2025 compared to the three months ended October 31, 2024. This increase in revenue was due to start of sales of our services in October 2024.

Total operating expenses for the three months ended October 31, 2025 and 2024, were $10,856 and $10,642, respectively, which were comprised of amortization expense ($2,250 - October 31, 2025 and $2,250 - October 31, 2024); general and administrative fees of the Company ($20 – October 31, 2025 and $27 - October 31, 2024); and professional fees ($8,586 - October 31, 2025 and $8,365 - October 31, 2024). Operating expenses increased by $214, or 2%, for the three months ended October 31, 2025 compared to the three months ended October 31, 2024. Overall, expenses remained stable and showed no significant increase compared to last year.

As a result of the above, the Company recorded a net loss of $7,223 and $10,061 for the three months ended October 31, 2025 and 2024, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2025, we had total assets were $54,486, comprised of $30,111 in current assets and $24,375 in intangible assets. As of October 31, 2025, our current liabilities were $72,837 and Stockholders’ equity was 18,351.

As of July 31, 2025, we had total assets were $59,342, comprised of $32,717 in current assets and $26,625 in intangible assets. As of July 31, 2025, our current liabilities were $70,470 and Stockholders’ equity was $11,128.

Our sources and uses of cash for the three months ended October 31, 2025 and 2024 were as follows:

	October 31, 2025	October 31, 2024

Cash, Beginning of Period	$12,717	$32,345
Net Cash Used in Operating Activities	(2,606)	(5,992)
Net Cash Provided by Financing Activities	–	1,375

Cash, End of Period	$10,111	$27,728

CASH FLOWS FROM OPERATING ACTIVITIES

We used net cash of $2,606 in operating activities for the three months ended October 31, 2025, as a result of our net loss of $7,223 adjusted for non-cash amortization in the amount of $2,250 and increase in deferred revenue of $2,367.

In comparison, we used net cash of $5,992 in operating activities for the three months ended October 31, 2024, as a result of our net loss of $10,061 adjusted for non-cash amortization in the amount of $2,250 and increase in deferred revenue of $1,819.

CASH FLOWS FROM INVESTING ACTIVITIES

For the three months ended October 31, 2025 and 2024, we have not generated any cash flows from investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by financing activities was $0 for the three months ended October 31, 2025.

By comparison, net cash provided by financing activities was $1,375 for the three months ended October 31, 2024, comprised of proceeds from sale of common stock.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the quarter ended October 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

NAPLOY CORP.

Dated: December 02, 2025	By:	/s/ Frederick Sidney Reinhard Arnold
	Name: Title:	Frederick Sidney Reinhard Arnold President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and Director

Dated: December 02, 2025	By:	/s/ Rafael Angel Ulloa Bonilla
	Name:	Rafael Angel Ulloa Bonilla
	Title:	Director

