Form 10-Q
period 2026-01-31
Naploy Corp.
filed 2026-02-27
CIK 1978111

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2026

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

Securities registered under Section 12(g) of the Exchange Act: Ordinary shares, par value $0.0001 per share

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,803,370 common shares issued and outstanding as of February 27, 2026.

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

NAPLOY CORP.

BALANCE SHEETS

	January 31, 2026 (Unaudited)	July 31, 2025 (Audited)
ASSETS

Cash	$6,938	$12,717
Prepaid Expenses	20,000	20,000
Total Current Assets	26,938	32,717

Intangible Assets, Net	22,125	26,625
Total Assets	$49,063	$59,342

LIABILITIES & STOCKHOLDERS’ EQUITY/(DEFICIT)

Liabilities
Accounts Payable	$99	$99
Accounts Payable – Related Party	60,083	59,921
Deferred Revenue	8,317	10,450
Total Current Liabilities	68,499	70,470

Stockholders’ Deficit
Common stock, $0.0001 par value, 75,000,000 shares authorized; 3,803,370 and 3,803,370 shares issued and outstanding as of January 31, 2026 and July 31, 2025, respectively	380	380
Additional Paid in Capital	35,887	35,887
Accumulated Deficit	(55,703)	(47,395)
Total Stockholders’ Equity/(Deficit)	(19,436)	(11,128)

Total Liabilities and Stockholders’ Equity/(Deficit)	$49,063	$59,342

The accompanying notes are an integral part of these unaudited financial statements.

NAPLOY CORP.

STATEMENTS OF OPERATIONS

Three and six months ended January 31, 2026 and 2025

	Three months period ended January 31, 2026 (Unaudited)	Three months period ended January 31, 2025 (Unaudited)	Six months period ended January 31, 2026 (Unaudited)	Six months period ended January 31, 2025 (Unaudited)

REVENUES
Services Sales	$4,500	$2,139	$8,133	$2,719
Total Revenues	4,500	2,139	8,133	2,719

OPERATING EXPENSES
Amortization Expense	2,250	2,250	4,500	4,500
General and Administrative Expenses	18	24	38	50
Professional Fees	3,317	3,294	11,903	11,659
TOTAL OPERATING EXPENSES	5,585	5,568	16,441	16,209

NET INCOME (LOSS) FROM OPERATIONS	(1,085)	(3,429)	(8,308)	(13,490)

PROVISION FOR INCOME TAXES	–	–	–	–

NET INCOME (LOSS)	$(1,085)	$(3,429)	$(8,308)	$(13,490)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,803,370	3,803,370	3,803,370	3,793,193

The accompanying notes are an integral part of these unaudited financial statements.

NAPLOY CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

Three and six months ended January 31, 2026 and 2025

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, October 31, 2025	3,803,370	$380	$35,887	$(54,618)	$(18,351)

Net loss for the three months ended January 31, 2026	–	–	–	(1,085)	(1,085)

Balance, January 31, 2026	3,803,370	$380	$35,887	$(55,703)	$(19,436)

Balance, October 31, 2024	3,803,370	$380	$35,887	$(36,742)	$(475)

Net loss for the three months ended January 31, 2025	–	–	–	(3,429)	(3,429)

Balance, January 31, 2025	3,803,370	$380	$35,887	$(40,171)	$(3,904)

Balance, July 31, 2025	3,803,370	$380	$35,887	$(47,395)	$(11,128)

Net loss for the six months ended January 31, 2026	–	–	–	(8,308)	(8,308)

Balance, January 31, 2026	3,803,370	$380	$35,887	$(55,703)	$(19,436)

Balance, July 31, 2024	3,734,620	$373	$34,519	$(26,681)	$8,211

Shares issued for cash	68,750	7	1,368	–	1,375

Net loss for the six months ended January 31, 2025	–	–	–	(13,490)	(13,490)

Balance, January 31, 2025	3,803,370	$380	$35,887	$(40,171)	$(3,904)

The accompanying notes are an integral part of these unaudited financial statements.

NAPLOY CORP.

STATEMENTS OF CASH FLOWS

Six months ended January 31, 2026 and 2025

	Six months period ended January 31, 2026 (Unaudited)	Six months period ended January 31, 2025 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(8,308)	$(13,490)
Amortization Expense	4,500	4,500
Deferred Revenue	(2,133)	2,681
CASH FLOWS USED IN OPERATING ACTIVITIES	(5,941)	(6,309)

CASH FLOWS FROM FINANCING ACTIVITIES
Accounts Payable - Related Party Loans	162	63
Proceeds from Sale of Common Stock	–	1,375
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	162	1,438

Net increase in cash and equivalents	(5,779)	(4,871)
Cash and equivalents at beginning of the period	12,717	32,345
Cash and equivalents at end of the period	$6,938	$27,474

Supplemental cash flow information:

Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

NAPLOY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SIX MONTHS ENDED JANUARY 31, 2026 AND 2025

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

As reflected in the financial statements, the Company had an accumulated deficit of $55,703 at January 31, 2026, a net loss of $8,308 for the six months ended January 31, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of January 31, 2026 and July 31, 2025, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

In June 2023 the Company acquired mobile application and website for $45,000, which is being amortized over a five-year life. The accumulated amortization was $22,875 and $18,375 as of January 31, 2026 and July 31, 2025, respectively.

NOTE 6 – LOAN FROM RELATED PARTY

As of January 31, 2026, the Company had a loan outstanding with a related party: Mr. Rafael Angel Ulloa Bonilla, our Director, who has given us a loan in the amount of $60,083 for the Company’s working capital purposes. The amount is outstanding and payable upon request.

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

As of January 31, 2026, and July 31, 2025, the Company had 3,803,370 and 3,803,370 shares issued and outstanding, respectively.

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

	January 31, 2026	July 31, 2025

Tax benefit (expenses) at U.S. statutory rate	$(11,698)	$(9,953)
Change in valuation allowance	11,698	9,953
Tax benefit (expenses) net	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	January 31, 2026	July 31, 2025

Net operating loss	$(11,698)	$(9,953)
Valuation allowance	11,698	9,953
Deferred tax assets, net	$–	$–

The Company has accumulated approximately $55,703 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2040. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to January 31, 2026 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

For the three months ended January 31, 2026 and 2025

During the three months ended January 31, 2026 and 2025, we generated $4,500 and $2,139 of revenue, respectively. Revenue increased by $2,361, or 110%, for the three months ended January 31, 2026 compared to the three months ended January 31, 2025. This increase in revenue was due to start of sales of our services in October 2024.

Total operating expenses for the three months ended January 31, 2026 and 2025, were $5,585 and $5,568, respectively, which were comprised of amortization expense ($2,250 - January 31, 2026 and $2,250 - January 31, 2025); general and administrative fees of the Company ($18 – January 31, 2026 and $24 - January 31, 2026); and professional fees ($3,317 - January 31, 2026 and $3,294 - January 31, 2025). Operating expenses increased by $17, or 0.3%, for the three months ended January 31, 2026 compared to the three months ended January 31, 2025. Overall, expenses remained stable and showed no significant increase compared to last year.

As a result of the above, the Company recorded a net loss of $1,085 and $3,429 for the three months ended January 31, 2026 and 2025, respectively.

For the six months ended January 31, 2026 and 2025

During the six months ended January 31, 2026 and 2025, we generated $8,133 and $2,719 of revenue, respectively. Revenue increased by $5,414, or 199%, for the six months ended January 31, 2026 compared to the six months ended January 31, 2025. This increase in revenue was due to start of sales of our services in October 2024.

Total operating expenses for the six months ended January 31, 2026 and 2025, were $16,441 and $16,209, respectively, which were comprised of amortization expense ($4,500 - January 31, 2026 and $4,500 - January 31, 2025); general and administrative fees of the Company ($38 – January 31, 2026 and $50 - January 31, 2025); and professional fees ($11,903 - January 31, 2026 and $11,659- January 31, 2025). Operating expenses increased by $232, or 1.4%, for the six months ended January 31, 2026 compared to the six months ended January 31, 2025. Overall, expenses remained stable and showed no significant increase compared to last year.

As a result of the above, the Company recorded a net loss of $8,308 and $13,490 for the six months ended January 31, 2026 and 2025, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2026, we had total assets were $49,063, comprised of $26,938 in current assets and $22,125 in intangible assets. As of January 31, 2026, our current liabilities were $68,499 and Stockholders’ equity was $19,436.

As of July 31, 2025, we had total assets were $59,342, comprised of $32,717 in current assets and $26,625 in intangible assets. As of July 31, 2025, our current liabilities were $70,470 and Stockholders’ equity was $11,128.

Our sources and uses of cash for the six months ended January 31, 2026 and 2025 were as follows:

	January 31, 2026	January 31, 2025

Cash, Beginning of Period	$12,717	$32,345
Net Cash Used in Operating Activities	(5,941)	(6,309)
Net Cash Provided by Financing Activities	162	1,438

Cash, End of Period	$6,938	$27,474

CASH FLOWS FROM OPERATING ACTIVITIES

We used net cash of $5,941 in operating activities for the six months ended January 31, 2026, as a result of our net loss of $8,308 adjusted for non-cash amortization in the amount of $4,500 and increase in deferred revenue of $2,133.

In comparison, we used net cash of $6,309 in operating activities for the six months ended January 31, 2025, as a result of our net loss of $13,490 adjusted for non-cash amortization in the amount of $4,500 and increase in deferred revenue of $2,681.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six months ended January 31, 2026 and 2025, we have not generated any cash flows from investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by financing activities was $162 for the six months ended January 31, 2026, comprised of proceeds from related party loans.

By comparison, net cash provided by financing activities was $1,438 for the six months ended January 31, 2025, comprised of proceeds from sale of common stock and related party loans.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the quarter ended January 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

NAPLOY CORP.

Dated: February 27, 2026	By:	/s/ Frederick Sidney Reinhard Arnold
	Name: Title:	Frederick Sidney Reinhard Arnold President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and Director

Dated: February 27, 2026	By:	/s/ Rafael Angel Ulloa Bonilla
	Name:	Rafael Angel Ulloa Bonilla
	Title:	Director

