Form 10-Q
period 2026-04-30
Naploy Corp.
filed 2026-05-21
CIK 1978111

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2026

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,803,370 common shares issued and outstanding as of May 21, 2026.

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

NAPLOY CORP.

BALANCE SHEETS

	April 30, 2026 (Unaudited)	July 31, 2025 (Audited)

ASSETS

Cash	$15,716	$12,717
Prepaid Expenses	20,000	20,000
Total Current Assets	35,716	32,717

Intangible Assets, Net	19,875	26,625
Total Assets	$55,591	$59,342

LIABILITIES & STOCKHOLDERS’ DEFICIT

Liabilities
Accounts Payable	$99	$99
Accounts Payable – Related Party	60,083	59,921
Deferred Revenue	15,321	10,450
Total Current Liabilities	75,503	70,470

Stockholders’ Deficit
Common stock, $0.0001 par value, 75,000,000 shares authorized; 3,803,370 and 3,803,370 shares issued and outstanding as of April 30, 2026 and July 31, 2025, respectively	380	380
Additional Paid in Capital	35,887	35,887
Accumulated Deficit	(56,179)	(47,395)
Total Stockholders’ Deficit	(19,912)	(11,128)

Total Liabilities and Stockholders’ Deficit	$55,591	$59,342

The accompanying notes are an integral part of these unaudited financial statements.

NAPLOY CORP.

STATEMENTS OF OPERATIONS

Three and nine months ended April 30, 2026 and 2025

	Three months period ended April 30, 2026 (Unaudited)	Three months period ended April 30, 2025 (Unaudited)	Nine months period ended April 30, 2026 (Unaudited)	Nine months period ended April 30, 2025 (Unaudited)

REVENUES
Services Sales	$4,996	$1,653	$13,129	$4,372
Total Revenues	4,996	1,653	13,129	4,372

OPERATING EXPENSES
Amortization Expense	2,250	2,250	6,750	6,750
General and Administrative Expenses	25	19	63	69
Professional Fees	3,197	3,196	15,100	14,855
TOTAL OPERATING EXPENSES	5,472	5,465	21,913	21,674

NET INCOME (LOSS) FROM OPERATIONS	(476)	(3,812)	(8,784)	(17,302)

PROVISION FOR INCOME TAXES	–	–	–	–

NET INCOME (LOSS)	$(476)	$(3,812)	$(8,784)	$(17,302)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,803,370	3,803,370	3,803,370	3,796,511

The accompanying notes are an integral part of these unaudited financial statements.

NAPLOY CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

Three and nine months ended April 30, 2026 and 2025

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 31, 2026	3,803,370	$380	$35,887	$(55,703)	$(19,436)

Net loss for the three months ended April 30, 2026	–	–	–	(476)	(476)

Balance, April 30, 2026	3,803,370	$380	$35,887	$(56,179)	$(19,912)

Balance, January 31, 2025	3,803,370	$380	$35,887	$(40,171)	$(3,904)

Net loss for the three months ended April 30, 2025	–	–	–	(3,812)	(3,812)

Balance, April 30, 2025	3,803,370	$380	$35,887	$(43,983)	$(7,716)

Balance, July 31, 2025	3,803,370	$380	$35,887	$(47,395)	$(11,128)

Net loss for the nine months ended April 30, 2026	–	–	–	(8,784)	(8,784)

Balance, April 30, 2026	3,803,370	$380	$35,887	$(56,179)	$(19,912)

Balance, July 31, 2024	3,734,620	$373	$34,519	$(26,681)	$8,211

Shares issued for cash	68,750	7	1,368	–	1,375

Net loss for the nine months ended April 30, 2025	–	–	–	(17,302)	(17,302)

Balance, April 30, 2025	3,803,370	$380	$35,887	$(43,983)	$(7,716)

The accompanying notes are an integral part of these unaudited financial statements.

NAPLOY CORP.

STATEMENTS OF CASH FLOWS

Nine months ended April 30, 2026 and 2025

	Nine months period ended April 30, 2026 (Unaudited)	Nine months period ended April 30, 2025 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(8,784)	$(17,302)
Amortization Expense	6,750	6,750
Prepaid Expenses	–	(20,000)
Deferred Revenue	4,871	7,028
CASH FLOWS USED IN OPERATING ACTIVITIES	2,837	(23,524)

CASH FLOWS FROM FINANCING ACTIVITIES
Accounts Payable - Related Party Loans	162	162
Proceeds from Sale of Common Stock	–	1,375
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	162	1,537

Net increase in cash and equivalents	2,999	(21,987)
Cash and equivalents at beginning of the period	12,717	32,345
Cash and equivalents at end of the period	$15,716	$10,358

Supplemental cash flow information:

Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

NAPLOY CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NINE MONTHS ENDED APRIL 30, 2026 AND 2025

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

As reflected in the financial statements, the Company had an accumulated deficit of $56,179 at April 30, 2026, a net loss of $8,784 for the nine months ended April 30, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of April 30, 2026 and July 31, 2025, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

NOTE 4 – SEGMENTED INFORMATION

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

In June 2023 the Company acquired mobile application and website for $45,000, which is being amortized over a five-year life. The accumulated amortization was $25,125 and $18,375 as of April 30, 2026 and July 31, 2025, respectively.

NOTE 6 – LOAN FROM RELATED PARTY

As of April 30, 2026, the Company had a loan outstanding with a related party: Mr. Rafael Angel Ulloa Bonilla, our Director, who has given us a loan in the amount of $60,083 for the Company’s working capital purposes. The amount is outstanding and payable upon request.

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

As of April 30, 2026, and July 31, 2025, the Company had 3,803,370 and 3,803,370 shares issued and outstanding, respectively.

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

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the period ended as follows:

	April 30, 2026	July 31, 2025

Tax benefit (expenses) at U.S. statutory rate	$(11,798)	$(9,953)
Change in valuation allowance	11,798	9,953
Tax benefit (expenses) net	$–	$–

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

Schedule of deferred tax assets	April 30, 2026	July 31, 2025

Net operating loss	$(11,798)	$(9,953)
Valuation allowance	11,798	9,953
Deferred tax assets, net	$–	$–

The Company has accumulated approximately $56,179 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2040. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to April 30, 2026 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our Naploy App is your go-to source for the latest health news and updates. Naploy App offers an article library- News Blog that deals with the most common health topics. Our health blog covers diverse health related concerns such as nutrition and diet, fitness, weight control, diseases, disease management, societal trends affecting health, analysis about health, business of health and health research. The app is currently available through the Apple App Store and through the Company’s web application available at https://naploy.com/. In addition, Android users may download and install the Naploy App using a direct APK installation file available at https://naploy.com/app/download. The app provides you with quick access to a vast healthcare and medical database. With the " Naploy App," you can stay informed about the latest health news anytime, anywhere. We are dedicated to bringing you high-quality health information and keeping you up-to-date on the latest developments in the world of healthcare.

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

We have purchased the mobile application and website for total consideration of US $45,000.

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

OUR MOBILE APPLICATION AND THE PROCESS

Users may currently access the Naploy platform through the Company’s web application available at the following link:

https://naploy.com/

The Naploy App also available through the Apple App Store at the following link:

https://apps.apple.com/us/app/naploy/id6451121811

In addition, Android users may download and install the Naploy App using a direct APK installation file available at the following link:

https://naploy.com/app/download

This APK file allows manual installation of the application on compatible Android devices.

The Naploy App had previously been made available through both the Apple App Store and the Google Play Store. At the present time, the Android version of the Naploy App is not available through the Google Play Store.

The Company is currently refining and updating the Android version of the application to align with the technical and distribution requirements of the Google Play platform. During this process, the Android version of the application is not being distributed through the Google Play Store.

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

RESULTS OF OPERATIONS

For the three months ended April 30, 2026 and 2025

During the three months ended April 30, 2026 and 2025, we generated $4,996 and $1,653 of revenue, respectively. Revenue increased by $3,343, or 202%, for the three months ended April 30, 2026 compared to the three months ended April 30, 2025. This increase in revenue was due to start of sales of our services in October 2024.

Total operating expenses for the three months ended April 30, 2026 and 2025, were $5,472 and $5,465, respectively, which were comprised of amortization expense ($2,250 - April 30, 2026 and $2,250 - April 30, 2025); general and administrative fees of the Company ($25 – April 30, 2026 and $19 - April 30, 2025); and professional fees ($3,197 - April 30, 2026 and $3,196 - April 30, 2025). Operating expenses increased by $7, or 0.1%, for the three months ended April 30, 2026 compared to the three months ended April 30, 2025. Overall, expenses remained stable and showed no significant increase compared to last year.

As a result of the above, the Company recorded a net loss of $476 and $3,812 for the three months ended April 30, 2026 and 2025, respectively.

For the nine months ended April 30, 2026 and 2025

During the nine months ended April 30, 2026 and 2025, we generated $13,129 and $4,372 of revenue, respectively. Revenue increased by $8,757, or 200.4%, for the nine months ended April 30, 2026 compared to the nine months ended April 30, 2025. This increase in revenue was due to start of sales of our services in October 2024.

Total operating expenses for the nine months ended April 30, 2026 and 2025, were $21,913 and $21,674, respectively, which were comprised of amortization expense ($6,750 - April 30, 2026 and $6,750 - April 30, 2025); general and administrative fees of the Company ($63 – April 30, 2026 and $69 - April 30, 2025); and professional fees ($15,100 - April 30, 2026 and $14,855 - April 30, 2025). Operating expenses increased by $239, or 1.1%, for the nine months ended April 30, 2026 compared to the nine months ended April 30, 2025. Overall, expenses remained stable and showed no significant increase compared to last year.

As a result of the above, the Company recorded a net loss of $8,784 and $17,302 for the nine months ended April 30, 2026 and 2025, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2026, we had total assets were $55,591, comprised of $35,716 in current assets and $19,875 in intangible assets. As of April 30, 2026, our current liabilities were $75,503 and stockholders’ deficit was $19,912.

As of July 31, 2025, we had total assets were $59,342, comprised of $32,717 in current assets and $26,625 in intangible assets. As of July 31, 2025, our current liabilities were $70,470 and Stockholders’ equity was $11,128.

Our sources and uses of cash for the nine months ended April 30, 2026 and 2025 were as follows:

	April 30, 2026	April 30, 2025

Cash, Beginning of Period	$12,717	$32,345
Net Cash Used in Operating Activities	2,837	(23,524)
Net Cash Provided by Financing Activities	162	1,537

Cash, End of Period	$15,716	$10,358

CASH FLOWS FROM OPERATING ACTIVITIES

We used net cash of $2,837 in operating activities for the nine months ended April 30, 2026, as a result of our net loss of $8,784 adjusted for non-cash amortization in the amount of $6,750 and increase in deferred revenue of $4,871.

In comparison, we used net cash of $23,524 in operating activities for the nine months ended April 30, 2025, as a result of our net loss of $17,302 adjusted for non-cash amortization in the amount of $6,750, increase in prepaid expenses of $20,000 and increase in deferred revenue of $7,028.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine months ended April 30, 2026 and 2025, we have not generated any cash flows from investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by financing activities was $162 for the nine months ended April 30, 2026, comprised of proceeds from related party loans.

By comparison, net cash provided by financing activities was $1,537 for the nine months ended April 30, 2025, comprised of proceeds from sale of common stock and related party loans.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the quarter ended April 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The following exhibits are included as part of this report by reference:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAPLOY CORP.

Dated: May 21, 2026	By:	/s/ Frederick Sidney Reinhard Arnold
	Name: Title:	Frederick Sidney Reinhard Arnold President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and Director

Dated: May 21, 2026	By:	/s/ Rafael Angel Ulloa Bonilla
	Name:	Rafael Angel Ulloa Bonilla
	Title:	Director

