Form 10-K
period 2026-07-31
Naploy Corp.
filed 2026-10-30
CIK 1978111

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended July 31, 2026

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Registration No. 000-56729

NAPLOY CORP.

(Exact name of registrant as specified in its charter)

Wyoming	35-2809754
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

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

Yes ☐       No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,803,370 common shares issued and outstanding as of October 30, 2026.

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

During the fiscal year ended July 31, 2026, the Company did not experience any material cybersecurity incidents that affected our operations, financial condition, or results.

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

Market Information

As of July 31, 2026, no shares of our common stock are traded.

Transfer Agent

Our transfer agent is VStock Transfer LLC.

Number of Holders

As of July 31, 2026, the 3,803,370 issued and outstanding shares of common stock were held by a total of 52 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended July 31, 2026 and 2025.

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

RESULTS OF OPERATIONS

During the years ended July 31, 2026 and 2025, we generated $18,097 and $7,950 of revenue, respectively. Revenue increased by $10,147, or 127.6%, for the fiscal year ended July 31, 2026 compared to the fiscal year ended July 31, 2025. This increase in revenue was due to start of sales of our services in October 2024.

Total operating expenses for the years ended July 31, 2026 and 2025, were $49,773 and $28,664, respectively, which were comprised of amortization expense ($9,000 - July 31, 2026 and $9,000 - July 31, 2025); general and administrative fees of the Company ($21,064 – July 31, 2026 and $88 - July 31, 2025); and professional fees ($19,709 - July 31, 2026 and $19,576 - July 31, 2025). Operating expenses increased by $21,108, or 73.6%, for the fiscal year ended July 31, 2026 compared to the fiscal year ended July 31, 2025. This increase during the period was primarily due to higher general and administrative expenses, driven primarily by an increase in consulting fees.

As a result of the above, the Company recorded a net loss of $31,676 and $20,714 for the years ended July 31, 2026 and 2025, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2026, we had total assets were $57,853, comprised of $40,228 in current assets and $17,625 in intangible assets. As of July 31, 2026, our current liabilities were $100,657 and stockholders’ deficit was $42,804.

As of July 31, 2025, we had total assets were $59,342, comprised of $32,717 in current assets and $26,625 in intangible assets. As of July 31, 2025, our current liabilities were $70,470 and Stockholders’ equity was $11,128.

Our sources and uses of cash for the years ended July 31, 2026 and 2025 were as follows:

	2026	2025

Cash, Beginning of Year	$12,717	$32,345
Net Cash Used in Operating Activities	(13,651)	(21,165)
Net Cash Provided by (Used in) Investing Activities	–	–
Net Cash Provided by Financing Activities	21,162	1,537

Cash, End of Year	$20,228	$12,717

CASH FLOWS FROM OPERATING ACTIVITIES

We used net cash of $13,651 in operating activities for the year ended July 31, 2026, as a result of our net loss of $31,676 adjusted for non-cash amortization in the amount of $9,000, increase in accounts payable of $121 and increase in deferred revenue of $8,904.

In comparison, we used net cash of $17,001 in operating activities for the year ended July 31, 2025, as a result of our net loss of $21,165 adjusted for non-cash amortization in the amount of $9,000, increase in prepaid expenses of $20,000, increase in accounts payable of $99 and increase in deferred revenue of $10,450.

CASH FLOWS FROM INVESTING ACTIVITIES

We had no cash provided by (used in) investing activities for the years ended July 31, 2026 and 2025.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by financing activities was $21,162 for the year ended July 31, 2026, comprised of amounts due to related-party.

By comparison, net cash provided by financing activities was $1,537 for the year ended July 31, 2025, comprised of amounts due to related-party of $162 and proceeds from sale of common stock of $1,375.

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

JULY 31, 2026

Report of the Independent Registered Public Accounting Firm

To the shareholders and the board of directors of

Naploy Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Naploy Corp. as of July 31, 2026, and 2025 and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended July 31, 2026 and 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2026, and 2025 and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2026, and 2025 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern as disclosed in Note 2 to the financial statement, the Company incurred a net loss of $31,676 and an accumulated deficit of $79,071. The continuation of the Company as a going concern is dependent upon continuing financial support from its stockholders and lenders. Management believes the existing shareholders or external fund providers will provide the additional cash to meet the Company’s obligations as they become due.

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

/S/ Boladale Lawal

Boladale Lawal & CO (PCAOB ID 6993)

We have served as the Company’s auditor since 2024

Lagos, Nigeria

October 29, 2026

NAPLOY CORP.

BALANCE SHEETS

	July 31, 2026 (Audited)	July 31, 2025 (Audited)
ASSETS

Cash	$20,228	$12,717
Prepaid Expenses	20,000	20,000
Total Current Assets	40,228	32,717

Intangible Assets, Net	17,625	26,625
Total Assets	$57,853	$59,342

LIABILITIES & STOCKHOLDERS’ EQUITY/(DEFICIT)

Accounts Payable	$220	$99
Amounts Due to Related-Party	81,083	59,921
Deferred Revenue	19,354	10,450
Total Current Liabilities	100,657	70,470

Common stock, $0.0001 par value, 75,000,000 shares authorized; 3,803,370 and 3,803,370 shares issued and outstanding as of July 31, 2026 and July 31, 2025, respectively	380	380
Additional Paid in Capital	35,887	35,887
Accumulated deficit	(79,071)	(47,395)
Total Stockholders’ Equity/(Deficit)	(42,804)	(11,128)

Total Liabilities and Stockholders’ Equity/(Deficit)	$57,853	$59,342

The accompanying notes are an integral part of these financial statements.

NAPLOY CORP.

STATEMENTS OF OPERATIONS

Years ended July 31, 2026 and 2025

	Year ended July 31, 2026	Year ended July 31, 2025

REVENUES
Services Sales	$18,097	$7,950
Total Revenues	18,097	7,950

OPERATING EXPENSES
Amortization Expense	9,000	9,000
General and Administrative Expenses	21,064	88
Professional Fees	19,709	19,576
TOTAL OPERATING EXPENSES	49,773	28,664

NET INCOME (LOSS) FROM OPERATIONS	(31,676)	(20,714)

PROVISION FOR INCOME TAXES	–	–

NET INCOME (LOSS)	$(31,676)	$(20,714)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,803,370	3,798,240

The accompanying notes are an integral part of these financial statements.

NAPLOY CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended July 31, 2026 and 2025

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, July 31, 2025	3,803,370	$380	$35,887	$(47,395)	$(11,128)

Net loss for the year ended July 31, 2026	–	–	–	(31,676)	(31,676)

Balance, July 31, 2026	3,803,370	$380	$35,887	$(79,071)	$(42,804)

Balance, July 31, 2024	3,734,620	$373	$34,519	$(26,681)	$8,211

Shares issued for cash	68,750	7	1,368	–	1,375

Net loss for the year ended July 31, 2025	–	–	–	(20,714)	(20,714)

Balance, July 31, 2025	3,803,370	$380	$35,887	$(47,395)	$(11,128)

The accompanying notes are an integral part of these financial statements.

NAPLOY CORP.

STATEMENTS OF CASH FLOWS

Years ended July 31, 2026 and 2025

	Year ended July 31, 2026	Year ended July 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(31,676)	$(20,714)
Amortization Expense	9,000	9,000
Prepaid Expenses	–	(20,000)
Accounts Payable	121	99
Deferred Revenue	8,904	10,450
CASH FLOWS USED IN OPERATING ACTIVITIES	(13,651)	(21,165)

CASH FLOWS FROM FINANCING ACTIVITIES
Amounts Due to Related-Party	21,162	162
Proceeds from Sale of Common Stock	–	1,375
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	21,162	1,537

Net increase in cash and equivalents	7,511	(19,628)
Cash and equivalents at beginning of the period	12,717	32,345
Cash and equivalents at end of the period	$20,228	$12,717

Supplemental cash flow information:

Non-cash investing and financing activity:
Mobile Application and Website Acquisition	$–	$–

Cash paid for:
Interest	$–	$–
Taxes	$–	$–

The accompanying notes are an integral part of these financial statements.

NAPLOY CORP.

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED JULY 31, 2026 AND 2025

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

As reflected in the financial statements, the Company had an accumulated deficit of $79,071 as of July 31, 2026 a net loss of $31,676 for the year ended July 31, 2026. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Revenue Recognition

Revenues were presented under ASC Topic 606 “Revenue from Contracts with Customers” (“ASC 606”) and all subsequent ASUs that modified ASC 606 for the year ended July 31, 2026. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, the Company applies the following steps:

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

As of July 31, 2026 and 2025, there were no potentially dilutive debt or equity instruments issued or outstanding.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software," which modernizes the accounting for costs related to internal-use software by removing all references to prescriptive and sequential software development stages. The amendments are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the ASU to determine its impact on the Company’s disclosures and consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," which enhances the disclosure requirements for income taxes primarily related to the rate reconciliation and income taxes paid information. The amendments are effective for fiscal years beginning after December 15, 2024. The Company adopted the standard on a prospective basis for the fiscal year ended July 31, 2026. The required disclosures are included in Note 8.

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

In June 2023 the Company acquired mobile application and website for $45,000, which is being amortized over a five-year life. The accumulated amortization was $27,375 and $18,375 as of July 31, 2026 and 2025, respectively.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of July 31, 2026, the amount due to the Company’s Director, Mr. Rafael Angel Ulloa Bonilla, was $81,083, which consists of $60,083 of operating expenses the director paid on behalf of the Company for the period from April 6, 2023 (inception) through July 31, 2026, and $21,000 the services provided by the Director to the Company for the year ended July 31, 2026.

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

As of July 31, 2026, and July 31, 2025, the Company had 3,803,370 and 3,803,370 shares issued and outstanding, respectively.

NOTE 8 – INCOME TAXES

For the year ended July 31, 2026, the Company has incurred net losses and therefore, has no tax liability. The cumulative net operating loss carry-forward is approximately $79,071 as of July 31, 2026, and will expire beginning in the year 2037.

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% for the year ended July 31, 2026 and 2025, as follows:

	July 31, 2026	Rate %		July 31, 2025	Rate %

Tax benefit (expenses) at U.S. statutory rate	$(6,652)	(21%	)	$(4,350)	(21%	)
Change in valuation allowance	6,652	21%		4,350	21%
Tax benefit (expenses) net	$–	–%		$–	–%

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	July 31, 2026	July 31, 2025

Net operating loss	$(16,605)	$(9,953)
Valuation allowance	16,605	9,953
Deferred tax assets, net	$–	$–

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to July 31, 2026, to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Controls over Financial Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer at the time, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2026, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of July 31, 2026, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	The Company does not have an adequate internal control structure or adequate oversight over financial reporting – The Company has only one member of management whom is also the Company’s sole director, therefore the Company lacks adequate segregation of duties. Further, the Company currently has no Audit Committee. While not being legally obligated to have an audit committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities. Lastly, due to the minimal operations and small size of the Company we have not employed individuals that have the necessary accounting knowledge and expertise to ensure accurate financial reporting under US GAAP.

2.	The Company lacks appropriate information technology controls – As of July 31, 2026, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2026, based on criteria established in Internal Control- Integrated Framework issued by COSO in 2013.

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

On July 31, 2026, under the supervision and with the participation of our management at the time, an evaluation was conducted of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the annual period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the year ended July 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSONS

Our executive officers and directors, their names, age, and positions as of the date of this prospectus are as follows:

Name and Address	Age	Position(s)
Frederick Sidney Reinhard Arnold	40	President, Chief Financial Officer,
95 Lias Estate Kafe district Abuja,		Chief Executive Officer, Director
FCT 900108, Nigeria

Rafael Angel Ulloa Bonilla	76	Director
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

Frederick Sidney Reinhard Arnold, Age 40

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

Rafael Angel Ulloa Bonilla, Age 76

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

ITEM 11. EXECUTIVE COMPENSATION.

MANAGEMENT COMPENSATION

Since inception, we have not paid any compensation to our officers or directors. The tables below summarize all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the years ended July 31, 2026, and July 31, 2025.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Frederick Sidney Reinhard Arnold,	2026	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, CEO, CFO	2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Rafael Angel Ulloa Bonilla, Director	2026	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information relating to the beneficial ownership of our common stock as of July 31, 2026, by:

•	each person, or group of affiliated persons, known by us to beneficially own more than five percent of the outstanding shares of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Beneficial Ownership
Common Stock	Frederick Sidney Reinhard Arnold 95 Lias Estate Kafe district Abuja, FCT 900108 Nigeria	2,000,000 shares of common stock	52.58%

A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 31, 2026. As of July 31, 2026, there were 3,803,370 shares of our common stock issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of April 7, 2023, we have issued 2,000,000 shares of company common stock valued at 0.0001 per share to Frederick Sidney Reinhard Arnold in the capacity of Director of the Company in consideration of $200 to pay company expenses and keep on top of the business development.

As of July 31, 2026, the amount due to the Company’s Director, Mr. Rafael Angel Ulloa Bonilla, was $81,083, which consists of $60,083 of operating expenses the director paid on behalf of the Company for the period from April 6, 2023 (inception) through July 31, 2026, and $21,000 the services provided by the Director to the Company for the year ended July 31, 2026.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of the fees billed to us by our independent auditors (Boladale Lawal & Co) and our former independent auditors (BFBorgers CPA PC) for professional services rendered related to the fiscal years ended July 31, 2026, and July 31, 2025:

	2026	2025
Audit Fees	$13,438	$12,900
Audit Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$13,438	$12,900

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

NAPLOY CORP.

Dated: October 30, 2026	By:	/s/ Frederick Sidney Reinhard Arnold
	Name: Title:	Frederick Sidney Reinhard Arnold President, Secretary,
Treasurer, Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer and Director

Dated: October 30, 2026	By:	/s/ Rafael Angel Ulloa Bonilla
	Name:	Rafael Angel Ulloa Bonilla
	Title:	Director

